Form 10QSB
period 2001-03-31
KETTLE RIVER GROUP INC
filed 2001-06-25
CIK 1094651

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001
                      --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File No. 000-32749
                    ---------

                             Kettle River Group Inc.
                             -----------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                                76-0616468
------                                                                ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No)

                    Suite 676 - 141-757 West Hastings Street
                    ----------------------------------------
                          Vancouver, BC V6C 1A1 Canada
                    (Address of Principal Executive Offices)

                                 (604) 681-7806
                                 --------------
                            Issuer's Telephone Number

                                       N/A
                                       ---
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      (1)     Yes     X      No           (2)     Yes     X      No
                     ----         ----                   ----         ----

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  June 18, 2001

                            Common - 4,500,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format     Yes     X          No
                                                     ----             ----

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                             Kettle River Group Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                 March 31, 2001
                                   (Unaudited)


                                                                           Index

Balance Sheet                                                                F-2

Statement of Operations                                                      F-3

Statement of Cash Flows                                                      F-4

Notes to the Financial Statements                                            F-5

Page F-2

Kettle River Group Inc.
(A Development Stage Company)
Balance Sheets


                                                   March 31,        December 31,
                                                      2001              2000
                                                       $                 $
                                                  (unaudited)         (audited)

ASSET

License (Note 3)                                       -                   -
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liability

   Accrued liabilities                               20,700               1,200


Stockholders' Equity (Deficit)

Common Stock, 25,000,000 shares authorized
 with a par value of $0.001; 4,500,000
 shares issued and outstanding                        4,500               4,500

Additional Paid-in Capital                               75                  75
--------------------------------------------------------------------------------
                                                      4,575               4,575

Deficit Accumulated During the Development Stage    (25,275)             (5,775)
--------------------------------------------------------------------------------
                                                    (20,700)             (1,200)
--------------------------------------------------------------------------------

                                                       -                   -
================================================================================

Contingent Liability (Note 1)


    (The accompanying notes are an integral part of the financial statements)

Page F-3

Kettle River Group Inc.
(A Development Stage Company)
Statements of Operations


                                          Accumulated From
                                          August 18, 1999       Three months
                                         (Date of Inception)        ended
                                            to March 31,          March 31,
                                                2001         2001         2000
                                                 $            $            $
                                             (unaudited) (unaudited) (unaudited)

Revenue                                          -            -            -
--------------------------------------------------------------------------------

Expenses

   Amortization of license                        667         -            -
   License written-off                          1,833          500         -
   Organizational expenses                      2,575         -            -
   Professional fees                           11,500       11,500         -
   Rent, office and administration              7,500        7,500         -
   Transfer agent and regulatory                1,200         -            -
--------------------------------------------------------------------------------
                                               25,275       19,500         -
--------------------------------------------------------------------------------
Net Loss for the Period                       (25,275)     (19,500)        -
================================================================================
Net Loss Per Share                                          (0.004)        -
================================================================================
Weighted Average Shares Outstanding                      4,500,000    4,500,000
================================================================================

Page F-4

Kettle River Group Inc.
(A Development Stage Company)
Statements of Cash Flows


                                                          Three months ended
                                                                March 31,
                                                            2001        2000
                                                             $           $
                                                         (unaudited) (unaudited)

Cash Flows to Operating Activities

   Net loss                                                (19,500)        -

   Non-cash item

     Accrued liabilities                                    19,500         -
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities                         -            -
--------------------------------------------------------------------------------
Cash Flows from Financing Activities                          -            -
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                     -            -
--------------------------------------------------------------------------------
Cash Flows from Investing Activities                          -            -
--------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                     -            -
--------------------------------------------------------------------------------
Change In Cash                                                -            -

Cash - Beginning of Period                                    -            -

Cash - End of Period                                          -            -
================================================================================
Non-Cash Financing Activities                                 -            -
================================================================================
Supplemental Disclosures

   Interest paid                                              -            -
   Income tax paid                                            -            -

Page F-5

Kettle River Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


1.     Development Stage Company

       Kettle River Group Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on August 18, 1999. The Company acquired a license to market and distribute a product in Maine, New Hampshire and Vermont. As discussed in Note 3, this license was cancelled and the Company has retained the right to sue the vendor. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Great Britain. The grantor of the license offers these products for sale from various suppliers on their Web Site. See Note 4 regarding related party transactions.

       In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.


2.     Summary of Significant Accounting Policies

       (a)  Year end

            The Company's fiscal year end is December 31.

       (b)  Licenses

            The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. The License has been written-off to operations as at December 31, 1999 due to cancellation of the Biocatalyst License Agreement.

       (c)  Cash and Cash Equivalents

            The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

       (d)  Revenue Recognition

            The Company will receive from the Grantor of the License, commissions of 50% of the profit on all sales made through the Grantor's Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.

       (e)  Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

Kettle River Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


2.     Summary of Significant Accounting Policies (continued)

       (f)  Interim Financial Statements

            These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.     Licenses

       (a) The Company acquired a license to market and distribute a product in Maine, New Hampshire and Vermont. The Company's right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. As a result, the unamortized balance of $1,333 was written-off to operations. The Company and its shareholder have the right to sue for breach of contract. This license was cancelled and all financial obligations pursuant to the License Agreement were extinguished.

       (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Great Britain. The license was acquired on February 14, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profit on all sales made through the Web Site.

                                                 March 31,         December 31,
                                                   2001               2000
                                                    $                  $
                                                (unaudited)         (audited)

            License  -  Biocatalyst

              Cost                                2,000              2,000
              Less accumulated amortization        (833)              (833)
              Less amount written-off            (1,167)            (1,167)
            -------------------------------------------------------------------
                                                   -                  -
            ===================================================================

            License - Vitamineralherb              -                  -
            ===================================================================


4.     Related Party Transaction

       The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of the Secretary/ Treasurer of the Company and a director for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership.

Item 2.     Management's Discussion and Analysis or Plan of Operation
---------------------------------------------------------------------

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three month periods ended March 31, 2001 and March 31, 2000 prepared by management and the audited financial statements for the twelve months ended December 31, 2000 as presented in the Form 10SB.

Special Note Regarding Forward Looking Statements
-------------------------------------------------

Certain statements in this report and elsewhere (such as in other filings by the company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company's Services
----------------------

The Company's operations currently consists of activities in investigating business opportunities. No planned principal activities have yet begun.

The Company operates an office and is actively seeking further opportunities, either by starting up a business, acquiring an existing business, by merging with a business or through some other method.

Subsequent Events
-----------------

There were no reportable subsequent events.

Results of Operation
--------------------

Comparison of the three months ended March 31, 2001 with the three months ended March 31, 2000.

No revenue was recorded for the three month period ended March 31, 2001 and no revenue was recorded during the same period of the prior year.

Net (loss) for the three month period ended March 31, 2001 was $(19,500) compared to a loss of $(0) in the three months ended March 31, 2000. The expenditures reflected in the loss represent the Company's efforts to maintain an office and visible presence in its on going search for business opportunity.

To date, the company has generated no revenues.

Comparison of Financial Position at March 31, 2001 with March 31, 2000
----------------------------------------------------------------------

The Company's working capital position remained deteriorated at March 31, 2001 with current liabilities of $20,700 in excess of current assets of $0. At December 31, 2000 the Company had a working capital deficit of $1,200.

Liquidity and Capital Resources
-------------------------------

The Company may not be successful in its efforts to raise equity financing and/ or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None; not applicable.

Item 2.     Changes in Securities.

            None; not applicable.

Item 3.     Defaults Upon Senior Securities.

            None; not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None; not applicable.

Item 5.     Other Information.

            None; not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            None.


            DOCUMENTS INCORPORATED BY REFERENCE

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Kettle River Group Inc.
Date:    June 18, 2001                        By:  /s/ Christine Cerisse
     ----------------------                      ----------------------------
                                                 President and Director