Form 10QSB
period 2001-06-30
KETTLE RIVER GROUP INC
filed 2001-08-08
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from   n/a    to   n/a

000-32749
Commission file number

                             Kettle River Group Inc.
         Exact name of small business issuer as specified in its charter

            Nevada                                          #76-0616468
State or other jurisdiction of organization   I.R.S. Employer Identification No.

                    Suite #676, 141-757 West Hastings Street,
                          Vancouver, British Columbia,
                                 Canada V6C 1A1
                     Address of principal executive offices

                                 (604) 681-7806
                            Issuer's telephone number

                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      (1)  Yes  (x )     No  (  )               (2)  Yes  (x )     No  (  )

   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS
                                 Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                    July 17, 2001  -  4,500,000 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE
A description of any 'documents incorporated by reference' is contained in Item 6 of this report.

Transitional Small business Issuer Format          Yes  (x )          No  (  )

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
--------------------------------------------------------------------------------

Kettle River Group Inc.
A Development Stage Company

Financial Statements
Three Months Ended June 30, 2001
U.S. Dollars
Unaudited

Prepared by Management

Balance Sheets at June 30, 2001 and at December 31, 2000

Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and 2000

Statement of Changes in Stockholders' Equity for the Six Months Ended June 30, 2001

Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000

Notes to Financial Statements

Kettle River Group Inc.
A Development Stage Company
Balance Sheets
Unaudited
U.S. Dollars

                                                       June 30       December 31
                                                        2001            2000
                                                        ----            ----

ASSETS
Licenses                                           $       -       $       -
                                                   ------------    ------------
Total Assets                                       $       -       $       -
                                                   ------------    ------------


LIABILITIES
Current
     Accounts payable and accrued liabilities      $     28,550    $      1,200
                                                   ------------    ------------

Total Liabilities                                        28,550           1,200
                                                   ------------    ------------


STOCKHOLDERS' EQUITY
Common Stock
   Authorized
     25,000,000 shares of common stock with a
     par value of $0.001 each
   Issued and outstanding
      4,500,000 shares of common stock                    4,500           4,500
Additional paid in capital                                   75              75
Other comprehensive income
Deficit                                                 (33,125)         (5,775)
                                                   ------------    ------------

Total Stockholders' Equity (Deficit)                    (28,550)         (1,200)
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity         $       -       $       -
                                                   ------------    ------------


See accompanying notes

Kettle River Group Inc.
A Development Stage Company
Statements of Operations
Three and Six Months Ended June 30
Unaudited
U.S. Dollars

                                                                Three Months    Three Months    Six Months    Six Months
                                                                    2001            2000          2001          2000
                                                                    ----            ----          ----          ----
Revenue                                                        $       -        $       -     $       -        $       -
                                                               ------------     ------------  ------------     ------------

Expenses

     Professional fees                                                 -                -           11,500             -
     Value of Director's uncompensated services                        -                -             -                -
     Rent, office and administration                                  7,850             -           15,350             -
     License fee                                                       -                -              500             -
     Travel and business development                                   -                -             -                -
     Telephone                                                         -                -             -                -
                                                               ------------     ------------  ------------     ------------
                                                                      7,850             -           27,350             -
                                                               ------------     ------------  ------------     ------------

Net income (loss) for period                                   $     (7,850)    $       -     $    (27,350)    $       -
                                                               ------------     ------------  ------------     ------------

Net income (loss) per share                                    $     (0.004)    $       0.00  $     (0.006)    $       0.00

Weighted average number of shares outstanding                     4,500,000        4,500,000     4,500,000        4,500,000

See accompanying notes

Kettle River Group Inc.
A Development Stage Company
Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2001
Unaudited
U.S. Dollars

                                                                                         Other
                                                                       Additional        Compre-       Accumu-           Total
                                                                        Paid in          hensive       lated          Stockholder
                                      Shares           Amount           Capital          Income       Deficit      Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance
Date of inception
August 18, 1999                           -          $    -            $    -          $    -         $    -        $    -

Issuance of common
stock for organizational
expense                              2,500,000           2,500              -               -              -            2,500

Expenses incurred by
a director on behalf
of the Company                            -               -                   75            -              -               75

Issuance of common
stock for a license                  2,000,000           2,000              -               -              -            2,000
Note 3

Net loss for the period                   -               -                 -               -            (5,775)       (5,775)
-----------------------------------------------------------------------------------------------------------------------------------

Balance-December 31
1999                                 4,500,000           4,500                75            -            (5,775)       (1,200)

Net loss for the year                     -               -                 -               -              -             -
-----------------------------------------------------------------------------------------------------------------------------------

Balance-December 31
2000                                 4,500,000           4,500                75            -            (5,775)       (1,200)

Value of
uncompensated
services                                 -                -                 -               -              -             -

Net loss for the period                  -                -                 -               -           (27,350)      (27,350)
-----------------------------------------------------------------------------------------------------------------------------------

Balance-June 30
2001                                 4,500,000       $   4,500         $      75       $    -         $ (33,125)    $ (28,550)
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

Kettle River Group Inc.
A Development Stage Company
Statements of Cash Flows
Six Months Ended June 30
Unaudited
U.S. Dollars

                                                                June 30
                                                         2001             2000
                                                         ----             ----

Operating Activities
     Net income (loss)                             $    (27,350)   $       -
     Adjustments to reconcile net income
      (loss) to net cash used by operating
       activities                                          -               -
     Changes in operating assets and liabilities         27,350            -
                                                   ------------    ------------

Net cash provided by (used by) operating
  activities                                               -               -
                                                   ------------    ------------

Investing Activities                                       -               -
                                                   ------------    ------------

Financing Activities                                       -               -
                                                   ------------    ------------

Effect of foreign currency translation on cash             -               -
                                                   ------------    ------------

Inflow (outflow) of cash                                   -               -

Cash, beginning of period                                  -               -
                                                   ------------    ------------

Cash, end of period                                $       -       $       -
                                                   ------------    ------------



Supplemental information
     Interest paid                                        $0               $0
     Shares issued for services                           $0               $0
     Corporate income taxes paid                          $0               $0

See accompanying notes

Kettle River Group Inc.
Notes to Financial Statements
Six Months Ended June 30, 2001
Unaudited
U.S. Dollars

1.     ORGANIZATION AND BASIS OF PRESENTATION
The Company was incorporated August 18, 1999 in the State of Nevada and has had no operations other than organizational and administrative activities.

2.     DEVELOPMENT STAGE COMPANY
The Company acquired a license to market and distribute a product in Maine, New Hampshire and Vermont. This license was cancelled. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products in Great Britain. The grantor of the license offers these products for sale from various suppliers on their web site. The original license was granted to the Company by a partnership for consideration of 2,000,000 common shares valued at $2,000.00. These shares were paid evenly to the ten partners. The replacement license was granted by the same partnership. The general manager of that partnership was, at the time, the spouse of a (former) director and officer of the Company. All costs of acquiring the licenses have been written off.

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the company will be able to raise any equity financing or sell any of its products at a profit. There is, therefore, doubt regarding the Company's ability to continue as a going concern.

3.     LICENSES
The license referred to in Note 2 was acquired on February 14, 2000 for a term of three years. The Company agreed to pay an annual fee of $500.00 for maintenance of the grantor's web site commencing February 14, 2001. The grantor of the license retains 50% of the profit on all sales made through the web site. To date, no sales have occurred.

4.     BASIS OF ACCOUNTING PRESENTATION
These unaudited financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-SB.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2001 and the results of its operations for the six months then ended. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

5.     COMMON STOCK
During the six months ended June 30, 2001, there were no shares of common stock issued.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six month periods ended June 30, 2001 and June 30, 2000 prepared by management and the audited financial statements for the twelve months ended December 31, 2000 as presented in the Form 10SB.

Special Note Regarding Forward Looking Statements
Certain statements in this report and elsewhere (such as in other filings by the company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and

"should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company's Services
The Company's operations currently consist of activities in investigating business opportunities. No planned principal activities have yet begun.
The Company operates an office and is actively seeking further opportunities, either by starting up a business, acquiring an existing business, by merging with a business or through some other method.

Subsequent Events
There were no reportable subsequent events.

Results of Operations
Comparison of the six months ended June 30, 2001 with the six months ended June 30, 2000.

No revenue was recorded for the six month period ended June 30, 2001 and no revenue was recorded during the same period of the prior year.
Net (loss) for the six month period ended June 30, 2001 was $(27,350) compared to a loss of $(0) in the six months ended June 30, 2000. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going search for business opportunity.
To date, the company has generated no revenues.

Comparison of Financial Position at June 30, 2001 with June 30, 2000
The Company's working capital position remained deteriorated at June 30, 2001 with current liabilities of $28,550 in excess of current assets of $0. At December 31, 2000 the Company had a working capital deficit of $1,200.

Liquidity and Capital Resources
The Company may not be successful in its efforts to raise equity financing and/ or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted          Date               Exercise Price          Expiry Date
---------------          ----               --------------          -----------
None

Common Stock Issued      Date               Consideration
-------------------      ----               -------------
None

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.

No change since previous filing.

Item 5. Other Information.

No change since previous filing.

Item 6. Exhibits and Reports on form 8-K.

No change since previous filing.
Documents incorporated by reference: Form 10 SB

SIGNATURES
In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 24, 2001                     Kettle River Group Inc.
                                  (Registrant)

                                  By: /s/ Christine Cerisse
                                      Christine Cerisse
                                      President and Director