Form 10QSB
period 2001-09-30
KETTLE RIVER GROUP INC
filed 2001-11-09
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                          Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     September  30,  2001
                                   ------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from         to
                                   -------     ---------

Commission  file  number: 000-32749
                         -----------

                            Kettle  River  Group  Inc.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    Nevada                                 #76-0616468
                  ----------                               ---------------

(State or other jurisdiction of organization)           (I.R.S. Employer
     Identification No.)



                    Suite  #676,  141-757  West  Hastings  Street,
                          Vancouver,  British  Columbia,
                                Canada  V6C  1A1
                      ------------------------------------------
                    (Address  of  principal  executive  offices)


                                (604)  681-7806
                           -----------------------------
                          (Issuer's  telephone  number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the  past  90  days.   Yes  X  No
                                                                     ----   ----

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of October 31, 2001, the Issuer had 12,500,000 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes    No  X
                                                                  ----   -----

PART  I  -  FINANCIAL  INFORMATION

      ITEM  1.  FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . .3
              Balance  Sheets. . . . . . . . . . . . . . . . . . . . . . . . .4
               Statements  of  Operations. . . . . . . . . . . . . . . . . . .5
               Statement  of  Cash  Flows. . . . . . . . . . . . . . . . . . .6
               Notes  to  Financial  Statements. . . . . . . . . . . . . . . .7

      ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION. .8
               Plan  of  Operations. . . . . . . . . . . . . . . . . . . . . .8
               Liquidity  and  Capital  Resources. . . . . . . . . . . . . . .8
               Special  Note  Regarding  Forward  Looking  Statements. . . . .8

PART  II  -  OTHER  INFORMATION

      ITEM  1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .9

      ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS. . . . . . . .9

      ITEM  3.  DEFAULTS UPON  SENIOR  SECURITIES. . . . . . . . . . . . . . .9

      ITEM  4.  SUBMISSION  OF  MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .9

      ITEM  5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .9

      ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . . . . .9



SIGNATURES

------
                         PART  I  -  FINANCIAL  INFORMATION
------------------------------------------------------------
Item  1.  Financial  Statements.

The accompanying balance sheets of Kettle River Group Inc. (a development stage company) at September 30, 2001 and December 31, 2000, and the related statements of operations and the statements of cash flows for the nine months ended September 30, 2001 and the period August 18, 1999 (date of inception) to September 30, 2001, have been prepared by Kettle River Group Inc.'s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


                            Kettle  River  Group  Inc.
                          (a  Development  Stage  Company)

                                 BALANCE  SHEETS
           As  at  September  30,  2001  and  December  31,  2000  (Unaudited)
                                  U.S.  Dollars


                                                                            September 30    December 31
                                                                                2001           2000

ASSETS
Licenses                                                                    $          -   $        -
                                                                            -------------  -----------

Total Assets                                                                $           -  $         -
                                                                           --------------  -------------


LIABILITIES
Current
     Accounts payable and accrued liabilities                              $      38,013         1,200
                                                                           ------------- -------------

Total Liabilities                                                                 38,013         1,200
                                                                           -------------- -----------


STOCKHOLDERS' EQUITY
Common Stock
     Authorized
        25,000,000 shares of common stock with a par value of $0.001 each
      Issued and outstanding
        13,500,000 shares of common stock                                          4,500          4,500
Additional paid in capital                                                            75             75
Other comprehensive income
Deficit                                                                          (42,588)        (5,775)
                                                                           --------------   -----------

Total Stockholders' Equity (Deficit)                                             (38,013)        (1,200)
                                                                             -------------   -----------

Total Liabilities and Stockholders' Equity                                  $           -   $          -
                                                                            --------------  -------------

The  accompanying  notes  are  an  integral  part of these financial statements.



                            Kettle  River  Group  Inc.
                          (a  Development  Stage  Company)

                            STATEMENTS  OF  OPERATIONS
      For  the  Three  and  Nine  Months  Ended  September  30,  2001,  and  2000  and
the  Period  August  18,  1999  (Date  of  Inception)  to  September  30,  2001  (Unaudited)
                                  U.S.  Dollars
                                                                                      Three        Three      Nine       Nine
                                                                                     Months       Months     Months    Months
                                                                                      2001         2000       2001       2000
                                                                                      ----         ----       ----       ----


Revenue                                                                           $      -   $       -           -            -
                                                                               -----------  ----------  -----------  ----------


Expenses

      Professional fees                                                             1,750            -       13,250           -
              Value of Director's uncompensated services                                -            -           -            -
              Rent, office and administration                                       7,713            -      23,063            -
              License fee                                                               -            -         500            -
              Travel and business development                                           -            -           -            -
              Telephone                                                                 -            -           -            -
                                                                               -----------  ----------  -----------  ----------

                                                                                    9,463            -      36,813            -
                                                                               -----------  ----------  -----------  ----------

Net income (loss) for period                                                   $   (9,463)  $        -  $  (36,813)  $        -
                                                                               -----------  ----------  -----------  ----------

Net income (loss) per share                                                    $  (0.0018)  $     0.00  $  (0.0078)  $     0.00

Weighted average number of shares outstanding                                   5,192,308    4,500,000   4,750,000    4,500,000



   The accompanying notes are an integral part of these financial statements.



                            Kettle  River  Group  Inc.
                          (a  Development  Stage  Company)

                            STATEMENTS  OF  CASH  FLOWS
           For  the  Nine  Months  Ended  September  30,  2001,  and  2000  and
the  Period  August  18,  1999  (Date  of  Inception)  to  September  30,  2001  (Unaudited)
                                  U.S.  Dollars

                                                                                     September  30
                                                                                   2001          2000
                                                                                   ----          ----

Operating Activities
     Net income (loss)                                                          $  (36,813)  $       -
     Adjustments to reconcile net income (loss) to net
         cash used by operating activities                                               -           -
     Changes in operating assets and liabilities                                                36,813
                                                                                             ---------

Net cash provided by (used by) operating activities                                      -           -
                                                                                -----------  ---------

Investing Activities                                                                     -           -
                                                                                -----------  ---------

Financing Activities                                                                     -           -
                                                                                -----------  ---------

Effect of foreign currency translation on cash                                           -           -
                                                                                -----------  ---------
Inflow (outflow) of cash                                                                 -           -

Cash, beginning of period                                                                -           -
                                                                                -----------  ---------

Cash, end of period                                                             $        -   $       -
                                                                                -----------  ---------



Supplemental information
     Interest paid                                                              $        0   $       0
     Shares issued for services                                                 $        0   $       0
     Corporate income taxes paid                                                $        0   $       0




   The accompanying notes are an integral part of these financial statements.

                            Kettle  River  Group  Inc.
                          (a  Development  Stage  Company)

                          NOTES  TO  FINANCIAL  STATEMENTS

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

Kettle River Group Inc. (the "Company") was incorporated August 18, 1999 in the State of Nevada and is in the development stage. The Company has had no operations other than organizational and administrative activities since inception.

2.     DEVELOPMENT  STAGE  COMPANY

The Company acquired a license to market and distribute a product in Maine, New Hampshire and Vermont. This license was cancelled. On February 14, 2000, as a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products in Great Britain. The grantor of the license offers these products for sale from various suppliers on their web-site. The original license was granted to the Company by a partnership for consideration of 2,000,000 common shares valued at $2,000.00. These shares were paid evenly to the ten partners. The replacement license was granted by the same partnership. The general manager of that partnership was, at the time, the spouse of a (former) director and officer of the Company. All costs of acquiring the licenses have been written off.

In a development stage company, management devotes most of its activities to preparing the business for operations. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the company will be able to raise any equity financing or sell any of its products at a profit. There is, therefore, doubt regarding the Company's ability to continue as a going concern.

3.     LICENSES

The license referred to in Note 2 was acquired on February 14, 2000 for a term of three years. The Company agreed to pay an annual fee of $500.00 for maintenance of the grantor's web-site commencing February 14, 2001. The grantor of the license retains 50% of the profit on all sales made through the web-site. To date, no sales have occurred.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2001 and the results of its operations for the nine months then ended. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

5.     COMMON  CAPITAL  STOCK

On September 24, 2001, the Company completed a forward common stock split of 3 shares for each outstanding share. See also Note 6, Subsequent Event.

6.           SUBSEQUENT  EVENT

Pursuant to a voluntary share exchange agreement dated October 17, 2001 and effective October 18, 2001, the Company issued 6,500,000 shares of common stock to acquire 100% of the outstanding share capital of Urbanesq.com, Inc., a private Ontario, Canada company. Certain shareholders of the Company in turn surrendered 7,500,000 shares of the Company's common stock to the Company, which were immediately cancelled, resulting in 12,500,000 shares of common stock of the Company issued and outstanding as of October 18, 2001. On completion of the acquisition, Urbanesq.com, Inc. became a wholly-owned subsidiary of the Company.

Included in the Company's report on Form 8-K dated October 18, 2001, and filed on November 1, 2001, is the combined, unaudited proforma financial information of the Company and Urbanesq.com, Inc.

Subsequent to September 30, 2001 and the voluntary share exchange, the Company changed its year end from December 31st to September 30th.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements.

Plan  of  Operations.
--------------------

The Company has not engaged in any material operations or had any revenues from operations since inception. During this quarter, the Company has been actively pursuing an agreement to acquire all the outstanding share capital of Urbanesq.com, Inc., a private Ontario corporation, in return for the Company's common stock. The transaction has been approved by both companies' boards. The Company issued 6,500,000 shares of common stock to acquire 100% of the outstanding share capital of Urbanesq.com Inc. The shareholders of Urbanesq.com, Inc. were parties to the voluntary share exchange agreement. Certain shareholders of the Company in turn surrendered 7,500,000 shares of the Company's common stock to the Company, which were cancelled, resulting in 12,500,000 shares of common stock of the Company issued and outstanding as of October 18, 2001.

Urbanesq.com, Inc. was incorporated in 2000. Urbanesq.com, Inc. has developed a portable communication's device called The Hipster, which is designed to quickly source information from the Internet.

On October 18, 2001, Urbanesq.com, Inc. became a wholly-owned subsidiary of the Company. Messrs. Michael McGrath and Robert Vivacqua, two principals of Urbanesq.com, Inc., have joined the Board of Directors of the Company, in addition to Lorne Catling and Larry Wintemute. Christine Cerisse has remained a member of the Board.

No revenue was recorded for the nine month period ended September 30, 2001 and no revenue has been generated since inception.

Net loss for the nine month period ended September 30, 2001 was $(36,813) compared to a loss of $(0) for the nine months ended September 30, 2000. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office, expenses to take the Company public, and expenses associated with pursuing its vitamineralherb license business and searching for other business opportunities.

Liquidity  and  Capital  Resources
----------------------------------

The Company has been able to pay its expenses and costs through the increase in its accounts payable. As of September 30, 2001, the Company had $0 in cash or cash equivalents on hand. The Company anticipates that it will need to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the Company on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.
Special  Note  Regarding  Forward  Looking  Statements
------------------------------------------------------

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

                          PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended September 30, 2001, nor did the Company commence any lawsuits during the same period.
Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

On September 24, 2001, the Company completed a forward common stock split of 3 shares for each outstanding share. The total number of shares of common stock issued  was  9,000,000.
Use  of  Proceeds
-----------------

Not  applicable.


Item  3.  Defaults  Upon  Senior  Securities.
---------------------------------------------

Not  applicable.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

Item  5.  Other  Information.
-----------------------------

None.


Item  6.  Exhibits  and  Reports  on  form  8-K.
------------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

On November 2, 2001, the Company filed a report on Form 8-K dated October 18, 2001, which included an Item 2 disclosing the acquisition of Urbanesq.com, Inc., including financial statements under Item 7, an Item 4 disclosing a change of the Company's principal accountant and an Item 8 disclosing a change of the Company's year end from December 31st to September 30th.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     KETTLE  RIVER  GROUP  INC.


Date:   November  2,  2001                      By:  /s/  Christine Cerisse
      ------------------------                     -----------------------------
                                                Name:  Christine  Cerisse
                                                Title:  President  and  Director