Form 10KSB
period 2001-09-30
KOALA INTERNATIONAL WIRELESS INC
filed 2001-12-31
CIK 1094651

{DWW505056.DOC;1/60571.042001/}13
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________

                                   FORM 10-KSB
(Mark  one)
[  ]  Annual  report under section 13 or 15(d) of the Securities Exchange Act of
      1934
                            For the fiscal year ended ---------------
                                       OR
[x] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
  For the transition Period from   January 1, 2001   to   September 30, 2001
                                   ---------------        ------------------

                      Commission file number:       0-28475
                                             --------------

                          KOALA INTERNATIONAL WIRELESS INC.
                          ---------------------------------
                 (Name of small business issuer in its charter)

                               Nevada                               76-0616468
                            ---------                               ----------
                 (State or other jurisdiction                       (I.R.S.
                  of incorporation or organization)                 Employer
                                                             Identification No.)

               #676, 141 - 757 West Hastings Street
               Vancouver, British Columbia, Canada        V6C 1A1
               -------------------------------------      -------
             (Address of principal executive offices)    (Zip Code)

               Issuer's telephone number:          (604) 681-7806
                                                   --------------

Securities  registered  under  Section  12(b)  of  the  Act:  None.

Securities  registered under Section 12(g) of the Act:   Common Stock, par value
                                                       -------------------------
                                                              $0.001  per  share
                                                              ------------------
                                                              (Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]
    ----    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $nil
                                                              --------

As of December 14, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $25,980,000 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On December 14, 2001, the registrant had 12,500,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Documents  incorporated  by  reference:  None

           Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                        KOALA INTERNATIONAL WIRELESS INC.

                                    Index to
                    Transitional Annual Report on Form 10-KSB
                      For the Year Ended September 30, 2001

Part  I                                                                    Page
-------                                                                    ----
Item  1     Description  of  Business                                         3
Item  2     Description  of  Property                                         7
Item  3     Legal  Proceedings                                                7
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       7

Part  II
--------
Item  5     Market  for  Common  Equity  and  Related  Stockholder Matters    7
Item  6     Management's  Discussion  and  Analysis  of  Financial
            Condition  or  Plan  of  Operation                                8
Item  7     Financial  Statements                                            13
Item  8     Changes  In  and  Disagreements  With  Accountants on
            Accounting and Financial  Disclosure                             24

Part  III
---------
Item  9     Directors,  Executive  Officers,  Promoters  and  Control
            Persons; Compliance With  Section 16(a) of the Exchange  Act     24
Item  10    Executive  Compensation                                          26
Item  11    Security  Ownership  of  Certain  Beneficial  Owners
            and Management                                                   26
Item  12    Certain  Relationships  and  Related  Transactions               27
Item  13    Exhibits  and  Reports  on  Form  8-K                            27

Signatures                                                                   29

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Registrant. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Outlook: Issues and Uncertainties" and elsewhere in, or incorporated by reference into, this Form 10-KSB. The actual results that the Registrant achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Registrant assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this Transitional Annual Report on Form 10-KSB and in the Registrant's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

ITEM  1.  DESCRIPTION  OF  BUSINESS
------------------------------------

CORPORATE  BACKGROUND

Koala International Wireless Inc. (formerly Kettle River Group Inc.) (the "Company") is a developmental stage company that was incorporated in Nevada on August 18, 1999. From inception through September 30, 2001, the Company's activities have been organizational, directed at raising its initial capital and developing its business plan. On February 14, 2000, the Company acquired a license to distribute Vitaminalherb.com products to health and fitness professionals in Great Britain. The Company's business plan has been focused on preparing to sell vitamins and related products through the Internet to markets within the geographic territory of Great Britain but has not yet commenced selling the products.

In June 2001, the Company decided to diversify its business plan and began to investigate other businesses, at which time the opportunity to acquire Urbanesq.com, Inc. ("Urbanesq"), a private Ontario corporation which owned the rights to a handheld communications device, arose. Pursuant to a Voluntary Share Exchange Agreement (the "Agreement") dated October 18, 2001, the Company acquired all of the outstanding shares of common stock of Urbanesq from the stockholders of Urbanesq in exchange for an aggregate of 6,500,000 shares of its common stock (the "Exchange"). Immediately following the Exchange, certain stockholders of the Company surrendered an aggregate of 7,500,000 shares of common stock to the Company, which were immediately cancelled by the Company. The Exchange was effectively a reverse takeover of the Company by Urbanesq, in that the stockholders of Urbanesq became majority holders of the Company's outstanding common stock. Shortly after the Exchange, new directors and officers were appointed. On December 5, 2001, the stockholders of the Company voted to adopt Amended and Restated Articles of Incorporation, including a change of the Company's name to Koala International Wireless Inc. A few days thereafter, the Company's trading symbol was changed from KTLR to KIWI.

The Company's principal executive offices are located at #676, 141 - 757 West Hastings Street, Vancouver, British Columbia, Canada, V6C 1A1.

PLANNED  FUTURE  OPERATIONS

The  Hipster  Business
-----------------------

One of the Company's businesses following its acquisition of Urbanesq is to produce and market a product called the Hipster and the subscription services associated with that product. The Hipster is a sleek music and communication delivery machine about the size of a Palm Pilot or a Blackberry that fits on a belt and connects to a set of stereo earphones. The Hipster is designed to access information from the Internet. The plan is to deliver multiple services on a subscription basis, including the cost of hardware, in a manner similar to the way a consumer currently pays for a cellular telephone. The target market for the Hipster will be the teen and young adult market. Information about the Hipster and for the Hipster will be put on the Internet at www.hipster.com.

The Hipster is designed to be a universal, portable communications tool that keeps the consumer in touch with others. In addition, it will provide easy access to a large variety of music. The Company intends to market the Hipster as a trusted and instantaneous source of information for young adult activities and events.

The  key  features  of  the  Hipster  will  be  as  follows:

     A Full Function Portable Digital Music Player. The Hipster is designed to enable full use of proprietary and public domain drivers and technology, including the ability to download music files directly from the user's home PC or the user's private library at www.myhipster.com (or when at home by linking to the user's personal computer at www.hipster.com).

     A Fully Functional Internet and RF Radio Receiver. The plan is to offer a superior selection of real time international radio broadcasting through the Hipster. Through the relationship with RadioTower.com, the Hipster is expected to be able to obtain real time access to over 1,300 digitally delivered radio stations.

     Interface. A full function keyboard and screen will be installed with the open architecture and user-friendly software, which will enable the user to control the unit and access to various services.

     Digital Text Messaging. An integrated digital text messenger and instant email/voicemail system will be integrated into the unit to enable an instant text and voice messaging system and a text chat function to the device.

The consumer will simply pay one low monthly subscription fee to connect to an extensive source of music and information, including selected radio stations, low cost digitally delivered CDs, calendars of concerts and events, and unlimited text communication. In addition to the base subscription revenue, over the long-term the Company plans to generate revenue through sales of upgrade and add-on products, radio station and Internet site advertising, long distance and local Internet telephone subscriptions, and credit services.

The Company has agreed in principal to have Bolton Pass Electronics Inc. of Knowlton, Quebec be the manufacturer of the Hipster. However, no written agreement has been signed to date.

Marketing  and  Distribution

One option is to market and sell the Hipster in a traditional manner through music and technology stores, thereby earning the store a percentage of the up-front sales price and providing the recipient with the first year of subscription free. This is a rather costly approach for the Company, however, due to the amount of resources expended up front on distribution and marketing, and for the user due to the amount that a user will be expected to pay initially.

As an alternative, the Company has identified another means of distributing its product. The Hipster can initially be distributed as a give away promotional device in an integrated program connected to one or more major lifestyle brands that are targeted to teens and young adults.

The Company's plan is to market the Hipster as an alternative to purchasing CDs or CD players. The Hipster web-site is expected to provide a marketing opportunity for advertisers, sponsors, and merchants looking to reach target markets. It is expected to bring live urban-oriented events, music, cultural content, and a targeted product lines to the consumer through the Internet. The Company plans to market its web-site to sponsors based on the following attributes: a large volume site that links consumers to the sponsor's web-site; a visual advertising site; an opportunity to make special offers to target markets; and a forum to sell products.

The recording artists will be awarded in a couple of ways. There is an established protocol for radio stations to pay royalties to recording artists. They pay a royalty fee for each record they play based on their estimated audience. These fees are paid to the government in the jurisdiction in which they are based (in Canada the body is SOCAN). The Company proposes to establish a network of stations that honors this protocol. The Company is seeking legal advice to confirm that it will fall under this protocol when the consumer delays listening to the station storing the data.

Competition

The Hipster will compete in the mass communication market alongside personal music players and cellular telephones. Many of the Company's competitors have successful sales, established employees, research and development budgets, market acceptance and penetration and a strong overall financial condition. The Company believes that the concept and design of the Hipster will surpass competitors' designs. The Company is smaller in size and resources when compared to its competitors.

The  Company  plans  to  attract  and  retain  consumers by doing the following:

     Direct  sales  to  purchasers  via  advertising  in  selected magazines and journals;
     Direct  sales  via  trade  shows;
     Promotion in local and national dealer showrooms; and Reviews in trade journals and other similar media forums.

The Company is working to be first to market with a handheld personal computing device specifically for teens and young adults. The Hipster's low cost and ability to access music quickly and in large volumes will be two key competitive advantages.

Research  and  Development

Urbanesq has spent $139,646 in fiscal 2001 developing its web-site and $58,520 (net of $14,345 in depreciation) on capital assets consisting of computer equipment. The Company plans to continue to develop the Hipster and its web-site as well as add-on features for the Hipster.

Regulatory  Environment

The manufacture and use of the Hipster may be subject to regulation by one or more federal agencies, including the Federal Trade Commission and the Canadian Radio and Television Commission. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

Intellectual  Property  Protection

Urbanesq has made many enhancements to its concept, resulting in an optimum design for which a patent application may be submitted by the Company. No intellectual property related applications have been filed or prepared. Confidentiality policies are internally implemented by the Company to protect the proprietary information and know-how.

Vitamineralherb.com  Business
-----------------------------

The Company is in its developmental stage with respect to both its Hipster business and Vitamineralherb.com business. At this time, the Company intends to pursue both lines of business.

The Company intends to allocate sufficient resources to its Vitamineralherb.com license in order to adequately evaluate the market potential, sales and regulatory environment of its territory of Great Britain. It is the intention of the Company to finance the market and territory evaluation by raising future equity funds, possible stockholder advances and trade accounts payable.

The license agreement with Vitamineralherb.com grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Great Britain. To date, the Company's activities in this area have been organizational, directed at acquiring the asset and developing its business.

The specific steps in the Company's business plan are to conduct a survey to determine its core target market from amongst the potential clients under its Vitermineralherb.com license, hire a commissioned consulting company to market and sell the products, advertise and begin making sales. The Company will achieve implementation of its business plan by meeting the following objectives:

     Conduct Market Research. In the first quarter of 2002, the Company intends to hire a consulting company, Clinica Natural Limited, experienced in the marketing and sale of similar products to those being sold by the Company to conduct research into the various potential target markets under its Vitamineralherb.com license and the regulatory environment in Great Britain. Some potential target markets include medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, and other similar types of customers, to determine its core target audience and to begin to develop a base of customers to be used for referral purposes. The market analysis research will likely consist of a telephone or email survey to between 100 and 200 prospective clients, focusing on three or four of the core target markets, such as alternative medicine practitioners, health clubs and medical professionals. The survey is likely to contain questions that are intended to determine the marketing approach and acceptability of specific products in that geographic territory. The survey is expected to take approximately four to six weeks. The cost of the survey is estimated to be approximately $1,500.

     Hire Salespersons. The Company plans to hire a consulting company on a commission basis who will then hire independent contractors to sell the Vitamineralherb.com program in Great Britain. The number of persons contracted to sell the products will depend upon the results of the market research but is planned to be one or two individuals over the next year. Since no significant inventory will be kept in Great Britain, the Company does not plan to have an office in Great Britain. Rather, the salespersons will work out of their homes. The Company anticipates that they will spend most of their time meeting with prospective clients. The hiring process will include placing advertisements in local newspapers and conducting interviews. It is anticipated that the process of hiring salespersons will take place at the end of the first or beginning of the second quarter of 2002. The cost to the Company of hiring the salespersons is estimated to be approximately $2,000.00.

     Develop and Implement an Advertising Campaign. Clinica Natural Limited, the consulting company, will also assist the Company with the development and implementation of an advertising campaign based on the market research results. It is anticipated that it will take approximately six to ten weeks to develop the advertising campaign and the cost to the Company is estimated to be approximately $15,000 to $20,000. Implementation of the advertising campaign is expected to begin with mailing sales materials to the identified list of prospects. Approximately two to four weeks thereafter, the salespersons will begin telephone follow-ups and scheduling sales calls. It is estimated that the first round of sales calls will take approximately eight to twelve weeks to complete.

     Generate Revenues. It is difficult to quantify how long it will take to convert a sales call into actual sales and revenues. The Company will not begin receiving orders until its sales force is able to convince potential clients to begin offering such products to their customers, or to convert from an existing supplier. The Company hopes that clients would begin placing orders within weeks of a sales call, but it may take several months before people begin to purchase the products. The Company's objective is to begin generating revenues over the next 12 months. There is no assurance that the Company will meet its objective of generating revenues over the next year or at all.

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, the expenses of implementing the Company's business plan, both the Hipster product and the Vitamineralherb.com products, will exceed the Company's current funding. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

EMPLOYEES

As of December 14, 2001, the Company had no employees and conducted its operations with the use of consultants to the Company. Of these consultants, 3 were classified as executive officers, two as administrative personnel, and two sales and marketing. The Company believes its future success will depend in large part on its continuing ability to attract, train and retain skilled technical, sales, marketing and customer support personnel in addition to obtaining adequate financing.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The Company's principal executive offices are located at #676, 141 - 757 West Hastings Street, Vancouver, British Columbia, Canada. There it occupies approximately 700 square feet. The Company currently does not have any lease payments as the office is shared with other companies. The Company will find alternative office space once it commences production and marketing of the Hipster product.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

To the knowledge of the Company's executive management and directors, neither the Company nor its subsidiaries are party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the stockholders during the quarterly period ended September 30, 2001.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

The Company's common stock was approved for trading on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol KTLR on August 24, 2001. In connection with the change of the Company's name to Koala International Wireless Inc., the Company's trading symbol was changed to KIWI on December 10, 2001.

On November 30, 2001, the Company's issued and outstanding common stock totaled 12,500,000 shares, held by approximately 20 stockholders of record and by an undetermined number of additional stockholders through nominee or street name accounts with brokers.

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings, if any are achieved, in the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

RECENT  SALES  OF  UNREGISTERED  SECURIITES

On October 18, 2001, the Company issued 6,500,000 shares of common stock to the stockholders of Urbanesq pursuant to a voluntary share exchange. The issuance was conducted pursuant to an exemption from registration, namely Rule 506 of Regulation D and/or Regulation S under the Securities Act of 1933, as amended. The Company prepared and distributed an offering memorandum to the Urbanesq stockholders before they signed the voluntary share exchange agreement and subscribed for the stock. The 6,500,000 shares of the Company's common stock held by the stockholders of Urbanesq are restricted securities subject to Rule 144 of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Transitional Annual Report. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the "Outlook: Issues and Uncertainties" section of this Form 10-KSB.

OVERVIEW

The Company is a Nevada corporation, incorporated on August 18, 1999. Since inception and up through October 2001, the Company was a development stage company focused on acquiring a license to sell nutritional supplements and organizing its business to conduct market analysis of its designated territory.

On October 18, 2001, the Company acquired Urbanesq.com, Inc., a private Ontario corporation formed in August 25, 2000, through a voluntary share exchange with all of the stockholders of Urbanesq. The former stockholders of Urbanesq now hold 6,500,000 shares of the Company's common stock. The Company effectively took control of all of the assets of Urbanesq. Following the acquisition, the Company added to its business plan the production and sale of the Hipster, a hand-held communications device that sources information from the Internet. The Company will also continue to implement its Vitamineralherb.com business.

PLAN  OF  OPERATIONS

The Company's business is still in its development stage. The Company has not generated any revenue to date. The Company plans to generate revenue through the production and marketing of the Hipster product and potentially through the sale of Vitamineralherb.com products in its designated territory pursuant to its license agreement.

During the period from August 25, 2000 (date of incorporation) through September 30, 2001, Urbanesq engaged in no significant operations other than organizational activities and research and development of its Hipster product and web-site. Urbanesq received no revenues during this period.

For the most recent fiscal year, the Company incurred a loss in the amount of $36,813 US, an increase of $36,813 US over the previous year. The Company's expenses increased from $0 during the year ended December 31, 2000 to $36,813 during the nine months ended September 30, 2001. The change is due to the Company's increased business presence and efforts to develop its business plan. Operation costs over the next year will depend on a number of factors, including the cost of producing the Hipster, the cost of conducting marketing research and preparing a marketing campaign for the Hipster, the cost of conducting marketing research and organizing a distribution channel for the Vitamineralherb.com products.

The Company's business plan with respect to its Hipster business is to continue research and development of the Hipster product, add-ons to the Hipster product and the web-site, to commence production of the Hipster and to conduct marketing research to determine the demand for its products in its target markets.

During the fiscal year ended September 20, 2001, Urbanesq spent $139,646 towards the research and development of the Hipster and its related website. The Company intends to subcontract the production of the Hipster.

With respect to its Vitamineralherb.com business, the Company intends to hire a consulting company to conduct market and regulatory research of its designated territory, Great Britain, to determine the various health and fitness target markets for the Vitamineralherb.com products, to hire commissioned independent contractors to market and sell the products in its designated territory via the Internet, and to develop and implement an advertising campaign.

On October 29, 2001, the Company changed its fiscal year end to September 30 from December 31. This transitional annual report on Form 10-KSB is the first report to be filed by the Company following the change in fiscal year.

LIQUIDITY  AND  CAPITAL  RESOURCES

No material commitments for capital expenditures were made during the years ended September 30, 2001, 2000 and 1999.

The Company estimates the cost of producing and marketing the Hipster product at $250,000 US. The Company estimates the cost of conducting marketing research and setting up a sales distribution structure in its designated territory for the Vitamineralherb.com products to be $25,000 US over the next 12 months.

As of September 30, 2001, the Company had a net stockholders' deficit of $38,013, with accumulated losses during the development stage of $42,588 US, including a loss of $36,813 during the current year. The current working capital deficit is $38,013 compared with a working capital deficit of $1,200 the previous year. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

The Company plans to utilize a combination of internally generated funds from operations over the next year, potential debt and/or equity financings to fund its short-term and long-term growth. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisitions of other businesses.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

EFFECT  OF  FLUCTUATIONS  IN  FOREIGN  EXCHANGE  RATES

The Company's reporting and functional currency is the US dollar. Currently, all of the Company's operations are located in Canada. Transactions in Canadian dollars have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company's international operations in other than U.S. dollars will be subject to foreign exchange risk.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company will adopt FIN 44 in accounting for the stock options granted.

In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000.

OUTLOOK:  ISSUES  AND  UNCERTAINTIES

Stockholders and prospective purchasers of the Company's common stock should carefully consider the following risk factors in addition to the other information appearing in this Transitional Annual Report on Form 10-KSB.

BUSINESS  RISKS
---------------

THE COMPANY MAY REQUIRE ADDITIONAL EQUITY FINANCING, WHICH MAY NOT BE AVAILABLE AND MAY DILUTE THE OWNERSHIP INTERESTS OF INVESTORS.

The Company's ultimate success will depend on its ability to raise additional capital. No commitments to provide additional funds have been made by management or other stockholders. The Company has not investigated the availability, source or terms that might govern the acquisition of additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If unavailable, the Company's operations could be severely limited, and it may not be able to implement its business plan. If equity financing is used to raise additional working capital, the ownership interests of existing stockholders may be diluted.

THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY WHICH COULD INCREASE THE VOLATILITY OF ITS STOCK PRICE.

As a result of the Company's limited operating history and the planned rapid expansion of its business operations, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, you should not rely on period-to-period comparisons of the Company's financial results as indications of future results. The Company's future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company's operating results could increase the volatility of its stock price.

THE COMPANY'S DEPENDENCE ON RELATIONSHIPS WITH BUSINESSES AND GOVERNMENTS OUTSIDE OF THE UNITED STATES MAY NEGATIVELY AFFECT ITS ABILITY TO OPERATE ITS BUSINESS AS PLANNED.

The Company depends on its ability to establish and maintain successful relationships with businesses and governments located outside of the United States. If the Company is unable to establish and maintain such relationships, it will not be able to implement the business plan in its current configuration, which will affect both its revenue stream and profit potential. In addition, the Company faces political sovereign risks of conducting international business, including risks of changing economic conditions, which may have a material adverse effect on its ability to expand its operations globally.

THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY, TRADE SECRETS AND KNOW-HOW WHICH WOULD REMOVE A BARRIER TO COMPETITION AND MAY DIRECTLY AFFECT THE AMOUNT OF REVENUE IT GENERATES.

The Company depends heavily on its Hipster technology. The Company is dependent on its ability to keep trade secrets and obtain patents on its technologies as well as on its ability to develop new processes, technologies and products to meet the needs of its marketplace. Although the Company intends to employ various methods, including trademarks, patents, copyrights and confidentiality agreements with employees, consultants and third party businesses, to protect its intellectual property and trade secrets, there can be no assurance that it will be able to maintain the confidentiality of any of its proprietary technologies, know-how or trade secrets, or that others will not independently develop substantially equivalent technology. The failure or inability to protect these rights could have a material adverse effect on the Company's operations.

THE COMPANY DEPENDS UPON A SMALL NUMBER OF KEY PERSONS TO IMPLEMENT ITS BUSINESS PLAN, AND THE LOSS OF ANY OF THEM MAY AFFECT ITS BUSINESS OPERATIONS.

The Company is dependent on several key employees and consultants to implement its business plan, and the loss of any of them may affect the Company's ability to provide the required quality of service and technical support necessary to achieve and maintain a competitive market position. There is no assurance that these key employees and consultants will continue to manage the Company's affairs in the future. The Company has not obtained key man insurance with respect to any of its employees.

THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY MANAGE ITS GROWTH WHICH COULD HAVE A MATERIAL EFFECT ON ITS BUSINESS OPERATIONS.

The Company's ability to manage its growth depends in part upon its ability to develop and expand operating, management, information and financial systems, and production capacity, which may significantly increase its future operating expenses. No assurance can be given that it will grow in the future or that it will be able to effectively manage such growth. Its inability to manage its growth successfully could have a material adverse effect on its business, financial condition and results of operations. The Company cannot successfully implement its business model if it fails to manage its growth. The Company plans to rapidly and significantly expanded its operations domestically and internationally and anticipates further expansion to take advantage of market opportunities.

INVESTMENT  RISK
----------------

CONCENTRATION OF OWNERSHIP OF DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES MAY REDUCE THE CONTROL BY OTHER STOCKHOLDERS OVER THE COMPANY.

The Company's directors, officers and other control persons own or exercise full or partial control over more than 30.72% of the Company's outstanding common stock. As a result, other investors in the Company's common stock may not have much influence on corporate decision-making. In addition, the concentration of control over the Company's common stock among the insiders could prevent a change in control of the Company.

THE COMPANY'S COMMON STOCK IS CONSIDERED A "PENNY STOCK", WHICH MAKES IT MORE DIFFICULT TO SELL THAN AN EXCHANGE-TRADED STOCK.

The Company's securities are subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market that may develop.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." (A "penny stock" is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions). Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the
Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of the Company's shares to sell their securities in any market that may develop for them. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

- control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
- manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
- "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
- excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
- the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

THE ISSUANCE OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST OF STOCKHOLDERS.

Any additional issuances of common stock by the Company from its authorized but unissued shares may have the effect of diluting the percentage interest of existing stockholders. Out of the Company's 100,000,000 authorized common shares, 87,500,000 or approximately 87.5% remain unissued at December 14, 2001. The Board of Directors has the power to issue such shares without stockholder approval. None of the 40,000,000 authorized preferred shares of the Company are issued. The Company fully intends to issue additional common shares or preferred shares in order to raise capital to fund its business operations and growth objectives or as compensation for services rendered on behalf of the Company.

BOARD OF DIRECTORS' AUTHORITY TO SET RIGHTS AND PREFERENCES OF PREFERRED STOCK MAY PREVENT A CHANGE IN CONTROL BY STOCKHOLDERS OF COMMON STOCK.

Preferred shares may be issued in series from time to time with such designation, rights, preferences and limitations as the Company's Board of Directors determines by resolution and without stockholder approval. This is an anti-takeover measure. The Board of Directors has exclusive discretion to issue preferred stock with rights that may trump those of common stock. The Board of Directors could use an issuance of Preferred Stock with dilutive or voting preferences to delay, defer or prevent common stockholders from initiating a change in control of the Company or reduce the rights of common stockholders to the net assets upon dissolution. Preferred stock issuances may also discourage takeover attempts that may offer premiums to holders of the Company's common stock.

STOCKHOLDERS DO NOT HAVE THE AUTHORITY TO CALL A SPECIAL MEETING THEREBY DISCOURAGING TAKEOVER ATTEMPS.

Pursuant to the Company's articles of incorporation, only the Company's Board of Directors has the power to call a special meeting of the stockholders, thereby limiting the ability of stockholders to effect a change in control of the Company.

THE COMPANY DOES NOT ANTICIPATTE PAYING DIVIDENDS TO ITS SECURITY HOLDERS IN THE FORESEEABLE FUTURE WHICH MAKES INVESTMENT IN ITS STOCK SPECULATIVE OR RISKY.

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The Board of Directors has sole authority to declare dividends payable to the Company's stockholders. The fact that the Company has not and does not plan to pay dividends indicates that the Company must use all of its funds generated by operations for reinvestment in its operating activities and also emphasizes that the Company may not continue as a going concern. Investors also must evaluate an investment in the Company solely on the basis of anticipated capital gains.

LIMITED LIABILITY OF THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE STOCKHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

The Company's articles of incorporation and bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the stockholders. In addition, a stockholder's investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by the Company pursuant to the indemnification provisions of the articles of incorporation and by-laws. The impact on a stockholder's investment in terms of the cost of defending a lawsuit may deter the stockholder from bringing suit against one of the Company's officers or directors. The Company has been advised that the SEC takes the position that this provision does not affect the liability of any director under applicable federal and state securities laws.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Report  of  Independent  Chartered  Accountants                              14

Balance  Sheets as at September 30, 2001 and December 31, 2000 (audited)     16

Statements  of Operations for the nine months ended September 30, 2001, the year ended  December  31  2000,  and  for  the  period  from
August 18, 1999 (Date of Inception) to September 30,2001  (audited)          17

Statements of Stockholders Equity for the nine months ended September 30, 2001, the year ended December 31 2000, and for the period from
August 18, 1999 (Date of  Inception)  to  September  30,  2001  (audited)    18

Statement  of  Cash  Flow for the nine months ended September 30, 2001, the year ended  December  31  2000,  and  for  the  period  from
August 18, 1999 (Date of Inception) to September 30,2001  (audited)          19

Notes  to  Financial  Statements                                             20

PRO  FORMA  INFORMATION

Pro  Forma  Balance  Sheet  as  at  September  30,  2001  (unaudited)        22

Pro  Forma  Statement of Operations for the nine months ended
September 30, 2001 (unaudited)                                               23

REPORT  OF  INDEPENDENT  CHARTERED  ACCOUNTANTS

TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
KOALA  INTERNATIONAL  WIRELESS  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

We have audited the accompanying balance sheet of Koala International Wireless Inc. (formerly Kettle River Group Inc.) as at September 30, 2001 and the statement of operations, changes in stockholders' deficit and cash flows for the nine months then ended and the cumulative totals for the development stage operations from August 18, 1999 (inception) through September 30, 2001. The financial statements of the Company from August 18, 1999 (inception) through December 31, 2000 were audited by other auditors whose report dated February 20, 2001 expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from August 18, 1999 (inception) through December 31, 2000 is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Koala International Wireless Inc. as at September 30, 2001 and the results of its operations and cash flows for the nine month period ended September 30, 2001 and the cumulative totals for the development stage operations from August 18, 1999 (inception) through September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

"Pannell  Kerr  Forster"

Chartered  Accountants

Vancouver,  Canada
December  24,  2001

                         Consent of Independent Auditors
                         -------------------------------

To the Directors and Shareholders of Kettle River Group Inc.

We do hereby consent to the use of our audit report dated February 20, 2001 on the financial statements of Kettle River Group Inc. for the year ended December 31, 2000 to be included in the Form 10KSB of Kettle River Group Inc.

Dated  this  19th  day  of  December,  2001

MANNING  ELLIOTT
Chartered  Accountants
Vancouver,  B.C.  Canada

/s/  "Manning  Elliott  "
__________________


                          Independent Auditors' Report
                          ----------------------------
To  the  Stockholders  and  Directors
of  Kettle  River  Group  Inc.
(A  Development  Stage  Company)

We have audited the accompanying balance sheets of Kettle River Group Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the period from August 18, 1999 (Date of Inception) to December 31, 2000, the year ended December 31, 2000 and the period from August 18, 1999 (Date of Inception) to
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Kettle River Group Inc. (A Development Stage Company), as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from August 18, 1999 (Date of Inception) to December 31, 2000, the year ended December 31, 2000 and the period from August 18, 1999 (Date of Inception) to December 31, 1999, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Manning  Elliott"

CHARTERED  ACCOUNTANTS
Vancouver,  Canada
February  20,  2001


      Koala  International  Wireless  Inc.  (formerly  Kettle  River  Group  Inc.)
                          (a  Development  Stage  Company)
                                  BALANCE  SHEET
                 As  at  September  30,  2001  and  December  31,  2000
                                 (U.S.  Dollars)


                                                          September-30    December-31
                                                              2001           2000
                                                         --------------  -------------
ASSETS
                                                         $           -   $          -
    Licenses

Total Assets                                             $           -   $          -

LIABILITIES
    Current
    Accounts payable and  accrued liabilities            $      38,013   $      1,200

Total Liabilities                                               38,013          1,200

STOCKHOLDERS' (DEFICIT) (note 6)
    Common Stock
    Authorized
    25,000,000 shares of common stock with a par value
          of $0.001 each
    Issued and outstanding
    13,500,000 shares of common stock (note 5)                   4,500          4,500

    Additional paid in capital                                      75             75
    Accumulated deficit                                        (42,588)        (5,775)
                                                               --------        -------
Total Stockholders' (Deficit)                                  (38,013)        (1,200)
                                                               --------        -------
Total Liabilities and
Stockholders' (Deficit)                                  $           -   $          -
                                                               --------        -------
See notes to financial statements.

      Koala  International  Wireless  Inc.  (formerly  Kettle  River Group Inc.)
                          (a  Development  Stage  Company)
                            STATEMENTS  OF  OPERATIONS
 For  the nine months ended September 30, 2001, the year ended December 31 2000, and  for  the period from August 18, 1999 (Date of Inception) to September 30,
                                      2001
                                 (U.S.  Dollars)


                                       Nine          Year        From Date
                                      Months        Ended       of Inception
                                      Sep-30        Dec-31       To Sept 30
                                       2001          2000           2001
Revenue                            $         -   $         -   $           -

Expenses
    Professional fees                   13,250             -          13,250
    Office and administration           23,063             -          25,638
    License fees and costs                 500             -           2,500
    Transfer agent                           -             -           1,200
                                        36,813             -          42,588
                                   -----------   -----------   -------------

Net (loss) for period              $   (36,813)  $         -   $     (42,588)

Net (loss) per share               $   (0.0027)  $   (0.0000)

Weighted average number of shares
outstanding                         13,500,000    13,500,000
See notes to financial statements

      Koala  International  Wireless  Inc.  (formerly  Kettle  River  Group  Inc.)
                          (A  Development  Stage  Company)
                 STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT
  For  the  period  from  August  18,  1999  (Date  of  Inception)  to  September  30,  2001
                                 (U.S.  Dollars)
                                                         Additional     Accumu-          Total
                                                            Paid in      lated   Stockholders'
                                      Shares    Amount      Capital    Deficit         Deficit
Balance
Date of inception
August 18, 1999                            -  $     -  $         -  $        -   $           0

Issuance of common
stock for organizational
expense                            2,500,000    2,500            -           -            2500

Expenses incurred by
a director on behalf
of the Company                             -        -           75           -              75

Issuance of common stock
for a license
(note 2)                           2,000,000    2,000            -           -            2000

Net loss for the period                    -        -            -      (5,775)         (5,775)
-----------------------------------------------------------------------------------------------
Balance-December 31, 1999          4,500,000    4,500           75      (5,775)         (1,200)

Net loss for the year                      -        -            -           -               0
----------------------------------------------------------------------------------------------
Balance-December 31, 2000          4,500,000    4,500           75      (5,775)        (1,200)

Forward split 3 for 1
(note 5)                           9,000,000        -            -           -               -

Net loss for the period                    -        -            -     (36,813)       (36,813)
----------------------------------------------------------------------------------------------
Balance-September 30, 2001        13,500,000  $ 4,500  $        75  $  (42,588) $     (38,013)
----------------------------------------------------------------------------------------------
See notes to financial statements

      Koala  International  Wireless  Inc.  (formerly  Kettle  River Group Inc.)
                          (a  Development  Stage  Company)
                            STATEMENTS  OF  CASH  FLOWS
  For  the  nine months ended September 30, 2001 and the year ended December 31,
                                      2000
                                 (U.S.  Dollars)
                                         2001      2000
                                       ---------  ------
                                       $(36,813)  $    -
Operating activities
    Net (loss)
    Adjustments to reconcile net
      (loss) to net cash provided by
      (used by) operating activities          -        -
    Changes in operating assets and
      liabilities                        36,813        -
Net cash provided by (used by)
    operating activities                      -        -

Investing Activities                          -        -

Financing Activities                          -        -

Inflow (outflow) of cash                      -        -

Cash, beginning of period                     -        -

Cash, end of period                    $      -   $    -


Supplemental information
Shares issued for License              $      -   $2,000
Shares issued for organizational       $      -   $2,500
    expense

See notes to financial statements.

      Koala  International  Wireless  Inc.  (formerly  Kettle  River Group Inc.)
                          (a  Development  Stage  Company)
                          Notes  to  Financial  Statements
                               September  30,  2001

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

Koala International Wireless Inc. (formerly Kettle River Group Inc.) (the "Company") was incorporated August 18, 1999 in the State of Nevada and is in the development stage. The Company has had no operations other than organizational and administrative activities since inception. (Note 6)

2.     DEVELOPMENT  STAGE  COMPANY

The Company acquired a license to market and distribute a product in Maine, New Hampshire and Vermont. This license was cancelled. On February 14, 2000, as a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products in Great Britain. The grantor of the license offers these products for sale from various suppliers on their web-site. The original license was granted to the Company by a partnership for consideration of 2,000,000 common shares valued at $2,000.(Note 4) These shares were paid evenly to the ten partners. The replacement license was granted by the same partnership. The general manager of that partnership was, at the time, the spouse of a (former) director and officer of the Company. The value of $2,000 and other costs of acquiring the license have been charged to operations.

In a development stage company, management devotes most of its activities to preparing the business for operations. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is, therefore, doubt regarding the Company's ability to continue as a going concern. (Note 6)

3.     SIGNIFICANT  ACCOUNTING  POLICIES

  (a)     Foreign  currency  translation
The Company's operations and activities are conducted principally in Canada, hence the Canadian dollar is the functional currency, which is translated into U.S. dollars for reporting purposes as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;
(ii) Non monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumptions of the liabilities; and
(iii)  Revenues  and  expenditures at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency will be accounted for as other comprehensive income (loss).

  (b)     Other  comprehensive  income  (loss)
Should the Company have other comprehensive income (loss) arising from foreign currency translation, other comprehensive income (loss) will be shown as a separate component of stockholders' (deficit).

  (c)     Use  of  estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

  (d)     Financial  instruments
The Company's financial instruments consist of accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

4.     LICENSES

The license referred to in Note 2 was acquired on February 14, 2000 for a term of three years. The Company agreed to pay an annual fee of $500 for maintenance of the grantor's web-site commencing February 14, 2001. The grantor of the license retains 50% of the profit on all sales made through the web-site. To date, no sales have occurred.

5.     COMMON  STOCK

On September 24, 2001, the Company completed a forward common stock split of 3 shares for each outstanding share. (Note 6)

The Company reserved for issuance under a Stock Option Plan an aggregate of 2,000,000 shares of common stock. All of the shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options. To date, no options have been granted under the plan.

6.     SUBSEQUENT  EVENTS

  (a) Pursuant to a voluntary share exchange agreement dated October 17, 2001 and effective October 18, 2001, the Company issued 6,500,000 shares of common stock to acquire 100% of the outstanding share capital of Urbanesq.com, Inc., a private Ontario, Canada company. Certain stockholders of the Company in turn surrendered 7,500,000 shares of the Company's common stock to the Company, resulting in 12,500,000 shares of common stock of the Company issued and outstanding as of October 18, 2001. On completion of the acquisition, Urbanesq.com, Inc. became a wholly-owned subsidiary of the Company. The transaction will be accounted for as a reverse take over whereby the future period consolidated financial statements will include the results of operations of the acquired subsidiary prior to the acquisition.

As a result of the reverse takeover described above the liabilities of the accounting acquiree in excess of its identifiable assets will be treated as a recapitalization and charged to additional paid in capital.

  (b) Subsequent to September 30, 2001 and the voluntary share exchange, the Company changed its year end from December 31 to September 30, changed its name to Koala International Wireless Inc. and increased its authorized share capital to 120,000,000, consisting of 100,000,000 shares of common stock having a par value of $0.001 per share and 20,000,000 shares of preferred stock having a par value of $0.001 per share.

7.     INCOME  TAXES

The Company has operating losses which may be carried forward to apply against future year's taxable income.

The  components  of  future  income  tax  assets  are  as  follows:
                                                              2001        2000
                                                              ----        ----
Future  income  tax  assets
Non  capital  loss  carry  forwards                        $36,813    $  5,775
Appropriate  tax  rate                                         35%         35%
                                                           -------      ------
                                                            12,880       2,020
Less:  valuation  allowance                                (12,880)     (2,020)
                                                            ------      ------
                                                           $     0    $      0
                                                           -------    --------

Income  tax  losses  expire  in  2008  ($36,813)  and  2007  ($5,775)
---------------------------------------------------------------------

      KOALA  INTERNATIONAL  WIRELESS  INC.  (formerly  KETTLE  RIVER  GROUP  INC.)
                          (A  Development  Stage  Company)
                      PRO  FORMA  Consolidated  Balance  Sheet
                                  September  30
                                 (U.S.  Dollars)
                                                                                     2001
                                                                                ----------

ASSETS

CURRENT
  Cash                                                                          $     558
  Accounts receivable                                                               2,992
  Prepaid expenses                                                                      0
                                                                                    3,550
                                                                                ----------
FIXED ASSETS                                                                       38,621
------------------------------------------------------------------------------  ----------
LICENSE                                                                                 0
------------------------------------------------------------------------------  ----------

                                                                                $  42,171

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                      $  65,194
  Loan payable                                                                     15,444
                                                                                   ------
                                                                                   80,638
                                                                                   ------
STOCKHOLDERS' EQUITY (DEFICIENCY)
COMMON STOCK
  Authorized
     100,000,000  Shares of common stock with a par value of $0.001 each
      20,000,000  Shares of preferred stock with a par value of $0.001 each
  Issued and outstanding
      12,500,000  Common shares                                                    11,000

ADDITIONAL PAID-IN CAPITAL                                                        276,837

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
   STAGE OF OPERATIONS                                                           (326,304)
                                                                                  -------

                                                                                  (38,467)
                                                                                   ------

                                                                                $  42,171
                                                                                   ------

See notes to pro forma financial statements

      KOALA  INTERNATIONAL  WIRELESS  INC.  (formerly  KETTLE  RIVER  GROUP  INC.)
                          (A  Development  Stage  Company)
                 PRO  FORMA  Consolidated  Statement  of  Operations
                For  the  Year  and  Period  Ended  September  30,  2001
                                 (U.S.  Dollars)
                                                                  NINE MONTHS
                                                  YEAR ENDED            ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                        2001             2001   CUMULATIVE
                                                    URBANESQ            KOALA    PRO FORMA
                                                -------------  --------------   ----------
EXPENSES
  Website                                   $         92,166   $          0   $    92,166
  Events                                              67,344              0        67,344
  Salaries                                            65,670              0        65,670
  Travel and promotion                                21,703              0        21,703
  Professional fees                                   31,453         13,250        44,703
  Depreciation                                         9,469              0         9,469
  Office and administration                           32,224         23,063        55,287
  License fees and costs                                 500            500         1,000
                                                     -------         ------       -------
NET LOSS                                    $       (320,529)  $    (36,813)  $  (357,342)
                                                     -------         ------       -------
Basic and diluted
  Net loss per share                                                          $   (0.0692)

SHARES USED IN BASIC
  AND DILUTED PER SHARE
  COMPUTATION                                                                   5,166,667

See notes to pro forma financial statements

      KOALA  INTERNATIONAL  WIRELESS  INC.  (formerly  KETTLE  RIVER GROUP INC.)
                          A  Development  Stage  Company)
              Notes  to  PRO  FORMA  Consolidated  Financial  Statements
                               September  30,  2001
                                 (U.S.  Dollars)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

These PRO FORMA consolidated financial statements include the accounts of Koala International Wireless Inc. (formerly Kettle River Group Inc.) ("the Company") and Urbanesq.com Inc. The Company is located in Canada with all figures translated into United States dollars for this pro forma financial information. The acquisition by the Company of Urbanesq.com Inc. will be recorded as a purchase. The shareholders of Urbanesq.com Inc. became the majority shareholders of the Company (a reverse take over). As a result, the accounting records of Urbanesq.com Inc. (the subsidiary company) carry forward as the primary accounting records of the consolidated company.

These PRO FORMA consolidated financial statements are intended to reflect the continuing impact on the books and records of the Company as those records would be expected to look on the completion of all of the transactions contemplated and disclosed elsewhere in the PRO FORMA consolidated financial statements by showing how these specific transactions might have affected the Company's historical financial statements. These PRO FORMA consolidated financial statements should be read in conjunction with the Company's year end audited September 30, 2001 (non-consolidated) financial statements filed with its Form
10K  with  the  SEC.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Foreign  currency  translation
The Company's operations and activities are conducted principally in Canada, hence the Canadian dollar is the functional currency, which is translated into U.S. dollars as follows:
(i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;
(ii) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumptions of the liabilities; and
(iii) Revenues and expenditures at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency will be accounted for as other comprehensive income (loss).

(b)     Net  loss  per  share
Net loss per share calculations are based on the weighted average number of common shares outstanding during the period.

(c)     Use  of  estimates
The preparation of PRO FORMA, consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

(d)     Financial  instruments
The Company's financial instruments consist of current assets and current liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

There are no reportable disagreements on accounting or financial disclosure issues.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------

This table sets forth the name, age and position of each director and executive officer of the Company:

Name  of  Director       Age     Position
------------------       ---     --------
Michael  McGrath          52     President  and  Director
Larry  Wintemute          51     Director
Robert  Vivacqua          36     Secretary  and  Director
Lorne  Catling            45     Director
Christine  Cerisse        47     Chairman,  Treasurer  and  a  Director

Ms. Cerisse has served as an officer and director of the Company since February 1, 2001 Mr. McGrath, Mr. Wintemute, Mr. Vivacqua and Mr. Catling were appointed to serve on the board of directors immediately following the acquisition of Urbanesq on October 18, 2001. Mr. Wintemute, Mr. Catling and Ms. Cerisse also serve on the board of directors of Apache Motor Corporation, a public Nevada corporation, which is in the business of designing and producing small engines for use in airplanes, boats and motorcycles and selling nutritional supplements through the Internet.

Michael  McGrath  -  a  President  and  Director
------------------------------------------------
Michael McGrath has had a long career in international business and marketing. He served as President and Publisher of Time Magazine Canada and was Vice President of Marketing and then Business Development for American Express at its world headquarters in New York. He was Director of Marketing for Pepsi Cola during the creation of the Pepsi Challenge and Account Director at the agency for Procter & Gamble on Scope and Pampers during their years of greatest market growth. He has served as Vice President and Worldwide head of film development and distribution for Imax Corporation and was Executive Producer on a series of films including the Academy Award nominated, Fires of Kuwait. During the two years prior to joining Urbanesq.com, Inc. and later the Company as an officer and director, he served in a senior position at IMAX leading its move into digital projection, which culminated in the purchase of DPI, the worlds leader in digital projection.

Robert  Vivacqua  -  Secretary  and  Director
---------------------------------------------
Robert Vivacqua has participated in leading Urbanesq and the Hipster through its development and expansion phase with an eye on fiscal responsibility. His experience in the financial industry as a leading analyst with firms such as Bank of America and Elliot & Page will provide financial expertise to the management of the Company. Mr. Vivacqua is currently a senior consultant to Manulife Financial in Toronto. He has incubated and implemented successful public market trading strategies for four NASDAQ listed companies.

Larry  Wintemute  -  Director
-----------------------------
Mr. Wintemute is a businessman residing in the City of Calgary and has worked in the field of corporate finance for over 22 years, including matching finance groups or individuals to specific projects, from start-ups to ongoing businesses in the expansion mode, advising and/or directing clients on the positives and negatives of the private and public arena. He has been involved in raising over $1 billion for various financial ventures. Mr. Wintemute's background includes being a founding partner and VP of Marketing in a Financial Brokerage firm that marketed mutual funds and life insurance products. He and his partners built a sales team of 100+ professionals, most of which held either a CFP (Certified Financial Planner) and/or LU (Life Underwriters) designation. Mr. Wintemute holds a Business Administration (Marketing Major) Diploma from Southern Alberta Institute of Technology (SAIT). After graduating from college, he owned and operated a 5,000 acre farm lease and 3,000 acre custom farming operation on the Blood Reserve at Standoff, Alberta. After his farming career, he has held various marketing positions and owned and/or operated several businesses.

Lorne  Catling  -  Director
---------------------------
Lorne Catling has 25 years of direct sales and sales management experience in various wholesale and retail fields. This includes and is not limited to real estate, automotive, home renovation, and the carpet industry. He has held managerial positions with a major Ford Dealership and offered sales and motivational training to the staff. After 8 years in the auto industry, Mr.
Catling was Western Regional Sales Manager for a Northwestern U.S. pay phone provider. He managed and trained a successful sales force that gained a substantial foothold in the Western Canadian market. Most recently Mr. Catling has been raising capital for small start up companies involved in the wireless remote surveillance and non-institutional ATM industry.

Christine  Cerisse  -  Chairman,  Treasurer  and  a  Director
-------------------------------------------------------------
Ms. Cerisse has spent over 20 years in the financial industry in the field of financial planning and financial management. In the last five years, Ms. Cerisse has had senior management responsibility in various marketing and financial ventures. She is a Chartered and Registered Financial Planner. From
May  1995  to  March  2001,  Ms.  Cerisse  was  a  principal  in Cerisse Capital
Corporation (a.k.a. White Hills Management Group) where she provided management and business consulting for start up project teams. Additionally, Ms. Cerisse has three years of experience as a nurse and three years of experience in marketing vitamins and nutritional supplements. Currently, she is Managing Director of Sierra Group Inc., which advises private companies in becoming public on the Over-the-Counter Bulletin Board.

Ms. Cerisse has been a principal in various entrepreneurial businesses, including real estate development and property management, financial investment and broker dealer security houses, product distribution networks, the restaurant business, and environmental and Internet related companies. She has over 20 years of sales and marketing experience, both of products and services in various industries including nutrition and health, financial services, and technology. Ms. Cerisse has been responsible for raising over 40 million dollars of financing for various private and public companies. She has assisted various companies in corporate management, preparation of contracts and financial documentation.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Directors, officers and beneficial owners of more than 10% of the outstanding common stock of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. Mr. McGrath, Mr.
Vivacqua, Ms. Cerisse, Mr. Wintemute and Mr. Catling have filed with the SEC Forms 3 and 4. Some of these forms were filed after their due dates as follows:

NAME OF REPORTING PERSON  NUMBER OF LATE REPORTS  NUMBER OF TRANSACTIONS NOT REPORTED ON A TIMELY BASIS
------------------------  ----------------------  -----------------------------------------------------
Michael McGrath                         1 Form 3                                                      0
------------------------  ----------------------  -----------------------------------------------------
Robert Vivacqua                         1 Form 3                                                      0
------------------------  ----------------------  -----------------------------------------------------
Christine Cerisse                       1 Form 3                                                      0
------------------------  ----------------------  -----------------------------------------------------

The Company has received a written representation from Mr. McGrath, Mr. Vivacqua, Ms. Cerisse, Mr. Wintemute and Mr. Catling that no Forms 5 are required for the year ended September 30, 2001.

------
ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

No officer or director of the Company, or Urbanesq, has received any remuneration since inception. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers for services provided to the Company.

COMPENSATION  OF  DIRECTORS

Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

EMPLOYMENT  CONTRACTS

The Company does not have employment contracts with its executive officers and directors. The Company may in the future execute written consulting agreements with the consulting companies owned by its executive officers and consultants.

STOCK  OPTION  PLAN

The Company's stockholders adopted the Company's 2001 Stock Option Plan (the "Plan") at a special meeting on December 6, 2001. The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. The Company believes that increased share ownership by such persons more closely aligns stockholder and employee interests by encouraging a greater focus on the profitability of the Company. There is reserved for issuance under the Plan an aggregate of 2,000,000 shares of common stock. All of the shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either "incentive stock options," as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options. To date, no options have been granted under the plan.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of December 14, 2001 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. The individuals listed in the table are accessible at the following address: #676, 141 - 757 West Hastings Street,
Vancouver,  British  Columbia,  Canada,  V6C  1A1.

                                                                           PERCENTAGE OF
                                                                             OUTSTANDING
NAME AND POSITION                                         NUMBER OF SHARES        SHARES
-----------------                                         ---------------- -------------
Michael McGrath - President and Director (1)                     1,632,000        13.06%
Robert Vivacqua - Secretary and Director (2)                     2,208,000        17.66%
--------------------------------------------------------  ----------------        ------
Christine Cerisse - Chairman, Treasurer and Director (3)                 0            0%
--------------------------------------------------------  ----------------        ------
Larry Wintemute - Director (4)                                           0            0%
--------------------------------------------------------  ----------------        ------
Lorne Catling - Director (5)                                             0            0%
--------------------------------------------------------  ----------------        ------

ALL CURRENT DIRECTORS AND
OFFICERS AS A GROUP (5 Persons)                                  3,840,000        30.72%
--------------------------------------------------------  ----------------        ------

(1)  Mr.  McGrath  is  sole  principal  of  Manumit  Enterprises Inc., a private
Tortola, British Virgin Islands company, which directly owns all 1,632,000 shares of common stock beneficially owned by Mr. McGrath. Mr. McGrath's business address is #800, 366 Bay Street, Toronto, Ontario. M5H 4B2.

(2) Mr. Vivacqua is sole principal of Steinberg Hathaway Inc., a private Nassau, Bahamas company, which directly owns all 2,208,000 shares of common stock beneficially owned by Mr. Vivacqua. Mr. Vivacqua's business address is #800, 366 Bay Street, Toronto, Ontario. M5H 4B2.

(3) Ms. Cerisse's business address is #676, 141 - 757 West Hastings Street, Vancouver, British Columbia, Canada, V6C 1A1.

(4) Mr. Wintemute's business address is 7705 Flint Road S.E. Calgary, Alberta T2H 1G3.

(5) Mr. Catling's business address is 7705 Flint Road S.E. Calgary, Alberta T2H 1G3.

CHANGE  IN  CONTROL

The Company is not aware of any arrangement that would upset the control mechanisms currently in place. Although it is conceivable that a third party could attempt a hostile takeover of the Company, the Company has not received notice of any such effort.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No transactions with management or other parties occurred during the year that would otherwise be reported under this section.

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
     2**        Agreement  and Plan of Exchange By and Between Koala
                International Wireless  Inc.  (formerly  Kettle  River Group
                Inc.) and Urbanesq.com, Inc. dated  October  18,  2001

     3.1        Amended  and  Restated  Articles  of  Incorporation

     3.2        Amended  and  Restated  Bylaws

     4          Specimen  Stock  Certificate  for Shares of Common Stock of the
                Company

     10.1* License Agreement between Vitamineralherb.com, Inc. and Koala International Wireless Inc. (formerly Kettle River Group Inc.) dated February 14, 2000

     10.2       Koala  International  Wireless  Inc.  2001  Stock  Option  Plan

     21         List  of  Subsidiaries

* Filed on March 23, 2001, as an exhibit to the Company's registration statement on Form 10-SB, as amended, and incorporated herein by reference.

** Filed on November 2, 2001, as an exhibit to the Company's report on Form 8-K dated October 18, 2001 and incorporated herein by reference.

REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended September 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOALA  INTERNATIONAL  WIRELESS  INC.

By:     /s/  Michael  McGrath
        ---------------------
       Michael  McGrath
       President  and  Director

Date:     December  28,  2001
          -------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/  Michael  McGrath          Date:  December  28,  2001
        ---------------------                 -------------------
       Michael  McGrath
       President  and  Director


By:     /s/  Robert  Vivacqua          Date:  December  28,  2001
        ---------------------                 -------------------
       Robert  Vivacqua
       Secretary  and  Director


By:     /s/  Christine  Cerisse          Date:  December  28,  2001
        -----------------------                 -------------------
       Christine  Cerisse
       Chairman,  Treasurer  and  Director


By:     /s/  Larry  Wintemute          Date:  December  28,  2001
        ---------------------                 -------------------
       Larry  Wintemute
       Director


By:     /s/  Lorne  Catling               Date:  December  28,  2001
        -------------------                      -------------------
       Lorne  Catling
       Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
     2**     Agreement  and Plan of Exchange By and Between Koala International
              Wireless Inc. (formerly Kettle River Group Inc.) and Urbanesq.com, Inc. dated

October  18,  2001

     3.1      Amended  and  Restated  Articles  of  Incorporation

     3.2      Amended  and  Restated  Bylaws

     4        Specimen  Stock  Certificate  for Shares of Common Stock of the
              Company

     10.1* License Agreement between Vitamineralherb.com, Inc. and Koala International Wireless Inc. (formerly Kettle River Group Inc.) dated February 14, 2000

     10.2     Koala  International  Wireless  Inc.  2001  Stock  Option  Plan

     21       List  of  Subsidiaries

* Filed on March 23, 2001, as an exhibit to the Company's registration statement on Form 10-SB, as amended, and incorporated herein by reference.

** Filed on November 2, 2001, as an exhibit to the Company's report on Form 8-K dated October 18, 2001 and incorporated herein by reference.