Form 10QSB
period 2001-12-31
KOALA INTERNATIONAL WIRELESS INC
filed 2002-02-14
CIK 1094651




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2001
                                   -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     n/a     to     n/a
                                  -----         -------

000-32749
Commission file number

                        KOALA INTERNATIONAL WIRELESS INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                       #76-0616468
       -------------------                           ----------------------
(State or other jurisdiction of organization)   (I.R.S. Employer Identification No.)

                    Suite #676, 141-757 West Hastings Street,
                          Vancouver, British Columbia,
                                 Canada V6C 1A1
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (604) 681-7806
                      ------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   [ x ]    No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of
February 01, 2002, the Issuer had 12,500,000 shares of common stock, par value $0.001, issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes  [   ]    No  [ x ]


PART  I  -  FINANCIAL  INFORMATION

   ITEM  1.  FINANCIAL  STATEMENTS                                            3
       Consolidated  Balance  Sheets                                          4
       Consolidated  Statements  of  Operations                               5
       Consolidated  Statements  of  Cash  Flows                              6
       Notes  to  Consolidated  Financial  Statements                         7

   ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION     8
       Plan  of  Operations                                                   8
       Liquidity  and  Capital  Resources                                     8
       Special  Note  Regarding  Forward  Looking  Statements                 8

PART  II  -  OTHER  INFORMATION

   ITEM  1.  LEGAL  PROCEEDINGS                                               9

   ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS                  9

   ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               9

   ITEM  4.  SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS           9

   ITEM  5.  OTHER  INFORMATION                                               9

   ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            9

SIGNATURES                                                                   10

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
---------------------------------

The accompanying consolidated balance sheets of Koala International Wireless Inc. (a development stage company) at December 31, 2001 and September 30, 2001, and the related consolidated statements of operations and the consolidated statements of cash flows for the three months ended December 31, 2001 and December 31, 2000 and for the period August 18, 1999 (date of inception) to December 31, 2001, have been prepared by Koala International Wireless Inc.'s management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the quarter ended December 31, 2001 are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.



                        Koala International Wireless Inc.
                          (a Development Stage Company)

                          Consolidated BALANCE SHEETS
           As at December 31, 2001 and September 30, 2001 (Unaudited)
                                  U.S. Dollars


                                                                                        December 31    September 30
                                                                                               2001            2001
                                                                                      -------------  --------------


ASSETS
Current
  Cash                                                                              $         1,845   $         558
  Accounts receivable                                                                             -           2,992
  Prepaid expense                                                                             4,960               -
                                                                                      -------------  --------------
                                                                                              6,805           3,550

Fixed assets                                                                                 36,254          38,621
                                                                                      -------------  --------------

Total Assets                                                                           $     43,059   $      42,171
                                                                                      -------------  --------------


LIABILITIES
Current
  Accounts payable and accrued liabilities                                             $     73,158   $      65,194
  Loans payable                                                                              39,236          15,444
                                                                                      -------------  --------------

Total Liabilities                                                                           112,394          80,638
                                                                                      -------------  --------------


STOCKHOLDERS' EQUITY
Common Stock
  Authorized
         100,000,000 shares of common stock with a par value of $0.001 each
          20,000,000 shares of preferred stock with a par value of $0.001 each
  Issued and outstanding
          12,500,000 shares of common stock                                                 11,000          11,000

Additional paid in capital                                                                 309,813         309,813
Deficit accumulated during development stage of operations                                (390,148)       (359,280)
                                                                                      -------------  --------------

Total Stockholders' Equity (Deficit)                                                       (69,335)        (38,467)
                                                                                      -------------  --------------

Total Liabilities and Stockholders' Equity                                            $     43,059   $      42,171
                                                                                      -------------  --------------


The accompanying notes are an integral part of these consolidated financial statements.



                       Koala International Wireless Inc.
                         (a Development Stage Company)

                     Consolidated STATEMENTS OF OPERATIONS
           For the Three Months Ended December 31, 2001 and 2000 and the Period August 18, 1999 (Date of Inception) to December 31, 2001 (Unaudited)
                                  U.S. Dollars


                                                                                   August  18, 1999
                                                                                    (Inception)  to
                                              Three  Months     Three  Months          December  31
                                                       2001              2000                  2001
                                                       ----              ----                  ----

Revenue                                        $          -       $         -         $           -
                                                  ---------          --------             ---------


Expenses
        Website                                       3,100            46,394                95,266
        Professional  fees                           15,075             7,200                59,778
        Depreciation                                  2,367                 -                11,836
        Rent, office and administration               9,774             7,606                65,061
        Consulting                                    2,490                 -                 2,490
        License write off and fees                        -                 -                 1,000
        Salaries                                          -            31,500                65,670
        Events                                            -            56,808                67,344
        Travel and business development                   -            10,759                21,703
                                                  ---------          --------              --------
                                                     30,868           160,267               390,148
                                                  ---------          --------              --------

Net  income  (loss)  for  period                  $ (30,868)        $(160,267)            $(390,148)
                                                  ---------          --------              --------

Net  income  (loss)  per  share                   $ (0.0059)        $ (0.0356)            $ (0.0821)

Weighted average number of shares outstanding     5,192,308         4,500,000             4,750,000


The accompanying notes are an integral part of these consolidated financial statements.



                        Koala International Wireless Inc.
                          (a Development Stage Company)

                      Consolidated STATEMENTS OF CASH FLOWS
            For the Three Months Ended December 31, 2001 and 2000 and the Period August 18, 1999 (Date of Inception) to December 31, 2001 (Unaudited)
                                  U.S. Dollars

                                                                                                 August  18,  1999
                                                                                                   (Inception)  to
                                                             Three  Months       Three  Months        December  31
                                                                      2001                2000                2001
                                                                      ----                ----                ----


Operating Activities
  Net income (loss)                                          $    (30,868)       $    (160,267)     $    (390,148)
  Adjustments to reconcile net income (loss) to net
      cash used by operating activities                             2,367                    -             11,836
  Changes in operating assets and liabilities                      29,788               34,675            107,434
                                                                   ------               ------            -------

Net cash provided by (used by) operating activities                 1,287             (125,592)          (270,878)
                                                                    -----             --------           --------

Investing Activities
  Fixed assets                                                          -              (34,338)           (48,090)
                                                                    -----             ---------          --------

Financing Activities
  Common stock issued for:
     License                                                            -                    -              2,000
     Organizational expense                                             -                    -              2,500
     Acquisition of Urbanesq.com                                        -                    -              6,500
  Additional paid in capital - cash                                     -              137,411            309,813
                                                                    -----             --------            -------

                                                                        -                    -            320,813
                                                                    -----             --------            -------


Inflow (outflow) of cash                                            1,287              (22,519)             1,845

Cash, beginning of period                                             558               25,834                  -
                                                                    -----             --------            -------

Cash, end of period                                           $     1,845       $        3,315      $       1,845
                                                                    -----             --------            -------

Supplemental information
  Interest paid                                               $         0       $            0      $           0
  Shares issued for services                                  $         0       $            0      $           0
  Corporate income taxes paid                                 $         0       $            0      $           0



The accompanying notes are an integral part of these consolidated financial statements.

                        Koala International Wireless Inc.
                          (a Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2001

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

Koala International Wireless Inc. (the "Company" or "Koala" and formerly Kettle River Group Inc.) was incorporated August 18, 1999 in the State of Nevada and is in the development stage. The September 30, 2001 comparative balance sheet includes the accounts of Urbanesqu.com retroactively to incorporation, giving retroactive effect to its acquisition as a wholly owned subsidiary.

2.     DEVELOPMENT  STAGE  COMPANY

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

3.     LICENSES

A license to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products in Great Britain was acquired on February 14, 2000 for a term of three years for consideration of 2,000,000 common shares valued at $2,000.00. These shares were paid evenly to ten partners. The general manager of that partnership was, at the time, the spouse of a (former) director and officer of the Company. All costs of acquiring the licenses have been written off. The Company agreed to pay an annual fee of $500.00 for maintenance of the grantor's web site commencing February 14, 2001. The grantor of the license retains 50% of the profit on all sales made through the web-site. To date, no sales have occurred.

The Company has agreed to expend a minimum of $110,400 with a developer for the development of the "Hipster" internet access device. To date, the Company has advanced $4,960 to the developer. At December 31st, 2001, the Company is not able to fund this contract.

4.     BASIS  OF  ACCOUNTING  PRESENTATION

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-SB and Form 10K-SB for the year ended September 30, 2001.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at December 31, 2001 and the results of its operations for the three months then ended. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

--------------------------------------------------------------------------------
Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the accompanying unaudited interim consolidated financial statements.

Plan  of  Operations.
--------------------

The  Company  has  not  generated  any revenues from operations since inception.
During this quarter, the Company actively pursued an agreement to acquire all the outstanding share capital of Urbanesq.com, Inc., a private Ontario corporation in return for the Company's common stock. Both companies' boards approved the transaction. The Company issued 6,500,000 shares of common stock to acquire 100% of the outstanding share capital of Urbanesq.com, Inc. The shareholders of Urbanesq.com, Inc. were parties to the voluntary share exchange agreement. Certain shareholders of the Company in turn surrendered 7,500,000 shares of the Company's common stock to the Company, resulting in 12,500,000 shares of common stock of the Company issued and outstanding as of October 18, 2001.

Urbanesq.com, Inc. was incorporated in 2000. Urbanesq.com, Inc. is developing a portable communication's device called The Hipster, which will be designed to quickly source information from the Internet.

On October 18, 2001, Urbanesq.com, Inc. became a wholly-owned subsidiary of the Company. Messrs. Michael McGrath and Robert Vivacqua, two principals of Urbanesq.com, Inc., have joined the Board of Directors of the Company, in addition to Lorne Catling and Larry Wintemute. Christine Cerisse has remained a member of the Board.

No revenue was recorded for the three month period ended December 31, 2001 and no revenue has been generated since inception.

Net loss for the three month period ended December 31, 2001 was $(30,868) compared to a loss of $(160,267) for the three months ended December 31, 2000. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office, expenses to take the Company public, costs of maintaining the Company's website and expenses associated with pursuing its vitamineralherb license business. During this period, the Company advanced $4,960 to Bolton Pass Electronics Inc. of Montreal, Quebec, for the design and manufacture of its Hipster device. The Company has committed to expend a further $105,440 for the completion of a prototype and manufacturing specifications for a "Hipster" unit. The Company is actively seeking sources of financing for its "Hipster" development program.

Liquidity  and  Capital  Resources
----------------------------------

The Company has been able to pay its expenses and costs through the increase in its accounts payable. As of December 31, 2001, the Company had a working capital deficiency of $105,589. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the listing of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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


                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
Item  1.  Legal  Proceedings.
--------------------------------------------------------------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended December 31, 2001, nor did the Company commence any lawsuits during the same period.

--------------------------------------------------------------------------------
Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
--------------------------------------------------------------------------------

Changes  in  Securities
-----------------------

On October 18, 2001, the Company issued 6,500,000 shares of common stock to acquire 100% of the outstanding share capital of Urbanesq.com, Inc., a private Ontario, Canada company. Certain shareholders of the Company in turn surrendered 7,500,000 shares of the Company's common stock to the Company. The Company offered and issued its common stock to the shareholders of Urbanesq pursuant to Rule 506 of Regulation D and/or Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended. All of the Urbanesq shareholders reside in Canada and were provided an offering memorandum a reasonable time prior to exchanging their Urbanesq stock for the Company's stock.

Use  of  Proceeds
-----------------

Not  applicable.

--------------------------------------------------------------------------------
Item  3.  Defaults  Upon  Senior  Securities.
--------------------------------------------------------------------------------

Not  applicable.

--------------------------------------------------------------------------------
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
--------------------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

--------------------------------------------------------------------------------
Item  5.  Other  Information.
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
Item  6.  Exhibits  and  Reports  on  form  8-K.
--------------------------------------------------------------------------------

Exhibits
--------

Exhibit
Number          Description
------          -----------
   2.1*          Voluntary  Share  Exchange  Agreement

* Previously filed by the Company on November 1, 2001 as an exhibit to a report on Form 8-K dated October 18, 2001 and incorporated herein by reference.

Reports  on  Form  8-K
----------------------

On November 1, 2001, the Company filed a report on Form 8-K dated October 18, 2001, which included an Item 2 disclosing the acquisition of Urbanesq.com, Inc., including financial statements under Item 7, an Item 4 disclosing a change of the Company's principal accountant and an Item 8 disclosing a change of the Company's year end from December 31st to September 30th.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Koala  International  Wireless  Inc.


Date:       February 13,  2002         By:     /s/  Michael  McGrath
            ------------------                     ---------------------
                                       Name:  Michael  McGrath
                                       Title:  President  and  Director