Form 10QSB
period 2002-03-31
KOALA INTERNATIONAL WIRELESS INC
filed 2002-05-15
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended            March  31,  2002
                                   ---------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from   n/a   to     n/a
                                   -------     ---------

000-32749
Commission  file  number

                        KOALA INTERNATIONAL WIRELESS INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                              #76-0616468
     -------------------------                      -----------
(State or other jurisdiction of organization) (IRS Employer Identification No.)

                    Suite #676, 141-757 West Hastings Street,
                          Vancouver, British Columbia,
                               Canada V6C 1A1
                      -------------------------------------
                    (Address of principal executive offices)

                                 (604) 681-7806
                          -----------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject  to  such filing requirements for the past 90 days.  (1)  Yes [X]   No
(2) Yes [X]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, the Issuer had 12,500,000 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes    No  [X]

PART  I  -  FINANCIAL  INFORMATION

         ITEM  1.  FINANCIAL  STATEMENTS                                      3
                  Consolidated  Balance  Sheets                               4
                  Consolidated  Statements  of  Operations                    5
                  Consolidated  Statements  of  Cash  Flows                   6
                  Notes  to  Consolidated  Financial  Statements              7

         ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  8
                  Plan  of  Operations                                        8
                  Liquidity  and  Capital  Resources                          9
                  Special  Note  Regarding  Forward  Looking  Statements      9

PART  II  -  OTHER  INFORMATION

         ITEM  1.  LEGAL  PROCEEDINGS                                         9

         ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS            9

         ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                         9

         ITEM  4.  SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS     9

         ITEM  5.  OTHER  INFORMATION                                        10

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                     10

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
---------------------------------

The accompanying consolidated balance sheets of Koala International Wireless Inc. (a development stage company) at March 31, 2002 and September 30, 2001, and the related consolidated statements of operations and the consolidated statements of cash flows for the three months and six months ended March 31, 2002 and March 31, 2001 and for the period August 18, 1999 (date of inception) to March 31, 2002, have been prepared by Koala International Wireless Inc.'s management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the period ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.


Koala  International  Wireless  Inc.
(a  Development  Stage  Company)
Consolidated  BALANCE  SHEETS
(Unaudited)
As  at  March  31,  2002  and  September  30,  2001
U.S.  Dollars


                                                                              March 31, September 30,
                                                                                   2002         2001
                                                                                   ----         ----

ASSETS
Current
    Cash                                                                            155   $      558
    Accounts receivable                                                               -        2,992
    Inventories                                                                 104,247            -
                                                                                -------       ------
                                                                                104,402        3,550

Fixed assets - net of accumulated depreciation of $14,203
    (September $9,469)                                                           33,887       38,621
                                                                                -------      -------

Total Assets                                                                 $  138,289   $   42,171
                                                                                -------      -------


LIABILITIES
Current
  Accounts payable and accrued liabilities                                      106,435      $65,194
              Loans payable                                                     138,773       15,444
                                                                                -------       ------

Total Liabilities                                                               245,208       80,638
                                                                                -------       ------
Commitment (Note 4)

STOCKHOLDERS' EQUITY
Common Stock
  Authorized
     100,000,000 shares of common stock with a par value of $0.001 each
      20,000,000 shares of preferred stock with a par value of $0.001 each
  Issued and outstanding
      12,500,000 shares of common stock                                           11,000      11,000

Additional paid in capital                                                       309,813     309,813
Deficit accumulated during development stage of operations                      (427,732)   (359,280)
                                                                                 -------     --------

Total Stockholders' Equity (Deficit)                                            (106,919)    (38,467)
                                                                                 -------     --------

Total Liabilities and Stockholders' Equity                                    $  138,289    $ 42,171
                                                                                 -------     --------


The accompanying notes are an integral part of these consolidated financial statements.

Koala  International  Wireless  Inc.
(a  Development  Stage  Company)
Consolidated  STATEMENTS  OF  OPERATIONS
(Unaudited)
For  the  Three  Months  and the Six Months Ended  March  31,  2002  and  2001  and
for  the  Period  August  18,  1999  (Date  of  Inception)  to  March  31,  2002
U.S.  Dollars


                                                                                                          August 18, 1999
                                                                                                           (Inception) to
                                                             Six Months                  Three Months            March 31
                                                          2002          2001          2002           2001            2002
                                                          ----          ----          ----           ----            ----
Revenue                                                  $   -        $    -         $   -          $   -           $   -
                                                          ----         -----          ----           ----            ----


Expenses
  Website                                                 3,100       46,394             -              -          95,266
  Professional fees                                      31,886       50,586        16,811         11,500          76,589
  Depreciation                                            4,734            -         2,367              -          14,203
  Rent, office and administration                        15,344       15,106         5,570          7,500          70,631
  Consulting                                             12,836            -        10,346              -          12,836
  Transfer agent                                          1,309            -         1,309              -           1,309
  License write off and fees                                  -            -             -            500           1,000
  Salaries                                                    -       31,500             -              -          65,670
  Events                                                      -       56,808             -              -          67,344
  Travel and business development                             -       10,759         1,181              -          22,884
                                                         ------      -------        ------         ------         -------

                                                         69,209      211,153        37,584         19,500         427,732
                                                         ------      -------        ------         ------         -------

Net (loss) for period                                   (69,209)   $(211,153)     $(37,584)      $(19,500)      $(427,732)
                                                         ------      -------        ------         ------         -------
Net (loss) per share                                      (0.01)   $   (0.04)     $  (0.01)      $  (0.00)

Weighted average number
        of shares outstanding                         7,192,308    5,192,308     7,192,308      4,500,000


The accompanying notes are an integral part of these consolidated financial statements.


Koala  International  Wireless  Inc.
(a  Development  Stage  Company)
Consolidated  STATEMENTS  OF  CASH  FLOWS
(Unaudited)
For the Three Months and the Six Months Ended March 31, 2002 and 2001 and
for the Period August 18, 1999 (Date of Inception) to March 31, 2002
U.S. Dollars
                                                                                                          August 18, 1999
                                                                                                           (Inception) to
                                                              Six Months                 Three Months            March 31
                                                           2002        2001           2002          2001             2002
                                                           ----        ----           ----          ----             ----
Operating Activities
  Net income (loss)                                   $(69,209)  $(211,153)      $(37,584)     $(19,500)       $(427,732)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities                    4,734           -          2,367             -           14,203
  Changes in operating assets and liabilities          (59,257)    211,153         33,527        19,500            2,188
                                                       --------    -------         ------        ------          -------

Net cash provided by (used by) operating activities   (123,732)          -         (1,690)            -         (411,341)
                                                       -------     -------         ------        ------          -------
Investing Activities
  Fixed assets                                               -           -              -             -          (48,090)
                                                       -------     -------         ------        ------          --------

Financing Activities
  Loans payable                                        123,329           -         23,792             -           138,773
  Common stock issued for:
     License                                                 -           -              -             -             2,000
     Organizational expense                                  -           -              -             -             2,500
     Acquisition of Urbanesq.com                             -           -              -             -             6,500
  Additional paid in capital - cash                          -           -              -             -           309,813
                                                       -------     -------        -------        ------           -------

                                                       123,329           -         23,792             -           459,586
                                                       -------     -------        -------        ------           -------

Inflow (outflow) of cash                                  (403)          -         (1,690)            -               155


Cash, beginning of period                                  558           -          1,845             -                 -
                                                       -------     -------        -------        ------           -------

Cash, end of period                                   $    155    $      -       $    155       $ 3,315          $    155
                                                       -------     -------        -------        ------           -------


Supplemental information
  Interest paid                                       $      0    $      0       $      0       $     0          $      0
  Shares issued for services                          $      0    $      0       $      0       $     0          $      0
  Corporate income taxes paid                         $      0    $      0       $      0       $     0          $      0


The accompanying notes are an integral part of these consolidated financial statements.


Koala  International  Wireless  Inc.
(a  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Six  Months  Ended  March  31,  2002

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

Koala International Wireless Inc. (the "Company" or "Koala" and formerly Kettle River Group Inc.) was incorporated August 18, 1999 in the State of Nevada and is in the development stage. The balance sheets include the accounts of Urbanesq.com, Inc., giving retroactive effect to its acquisition as a wholly owned subsidiary.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2002 and the results of its operations for the six months then ended. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

4.     COMMITMENT

The Company has committed to expend a further $70,000 on the development of its Hipster unit.

5.     COMMON  CAPITAL  STOCK

Subsequent to March 31, 2002, the Company issued 75,000 shares to Ananda Capital Partners, Inc. and 1,000,000 shares to Valhalla Equity Funds pursuant to their respective management consulting contracts.


Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited interim consolidated financial statements prepared by management.

Plan  of  Operations.
--------------------

The Company has not generated any revenues from operations since inception. Effective October 18,2001, the Company issued 6,500,000 shares of common stock to acquire 100% of the outstanding share capital of Urbanesq.com, Inc. The shareholders of Urbanesq.com, Inc. were parties to the voluntary share exchange agreement. Certain shareholders of the Company in turn surrendered 7,500,000 shares of the Company's common stock to the Company, resulting in 12,500,000 shares of common stock of the Company issued and outstanding as of October 18, 2001.

Urbanesq.com, Inc. was incorporated in 2000. Urbanesq.com, Inc. is developing a portable communication's device called The Hipster, which will be designed to quickly source information from the Internet. On October 18, 2001, Urbanesq.com, Inc. became a wholly-owned subsidiary of the Company.

The Company continues to evaluate the market potential of the vitamineralherb license but is aware that the market potential is limited and competitive.

No revenue was recorded for the six month period ended March 31, 2002 and no revenue has been generated since inception.

Net loss for the three month period ended March 31, 2002 was $(37,584) compared to a loss of $(19,500) for the three months ended March 31, 2001. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office, expenses to take the Company public, costs of maintaining the Company's website and expenses associated with pursuing its business. During this period, the Company has included in its inventories an advance of $40,320 to Bolton Pass Electronics Inc. of Montreal, Quebec, for the design and manufacture of its "Hipster" device. The Company has committed to expend a further $70,000 for the completion of a prototype and manufacturing specifications for a "Hipster" unit. The Company is actively seeking sources of financing for its "Hipster" development program.

Recent  Developments  and  Discussions
--------------------------------------

Michael McGrath resigned as President. On March 13, 2002 the Board of Directors announced that Michael Johnston was appointed to the positions of President, Chief Marketing Officer, and Director. Mr. Johnston is recognized in his field as one of North America's leading technology, entertainment, and telecommunications integrators.

Bolton Pass Electronics Inc. has stated that a fully functioning designer's prototype will be available for demonstration prior to the end of June 2002. On April 3, 2002 the Company announced that Bolton Pass has produced and successfully tested the developer's prototype version of the KIWI handheld, wireless communication device. The prototype successfully confirmed its capability to transmit and receive email/data through the internet. It was also able to receive and play audio files in MP3 format as provided for in the KIWI development initiative.

On March 18, 2002 the Company announced their intention to acquire Routel Corporation. Routel is a next-generation financial transaction processing company. Route1's encrypted messaging platform, Routel Accelerator, facilitates the delivery of a wide range of business solutions quickly, securely and cost-effectively. Accelerator applications include Internet-enabling of Automated Banking Machines (ABM/ATMs) and POS terminals for financial institutions, providing infrastructure to Application Service Providers (ASPs) and delivering secure transaction services to the wireless sector. The possible acquisition of Routel will contribute to the Company's vision of leadership in the development of innovative, wireless, web-based applications and services. The Company has committed to issue 750,000 common shares to acquire all of the outstanding shares of Route1.

On March 22, 2002 the Company announced their intention to acquire Transcard Canada, Limited. Transcard is an International remittance and currency transfer company. Transcard currently serves over 140,000 proprietary cardholders and offers its customers a variety of virtual account, currency conversion, and foreign exchange services. Transcard has deployed two finance cards, the TRAN$CARD International Finance Card and the TRAN$CARD Domestic Card. These cards offer stored-value electronic transfer debit cards permitting cross-border and global transfer of funds. The Company has committed to issue 750,000 common shares to acquire all of the outstanding shares of Transcard plus up to an additional 750,000 common shares to be issued on a performance basis and has committed to fund Transcard with up to $500,000 for working capital. At March 31, 2002, the Company had no available or proposed sources of cash.

On March 26, 2002 the Company announced their intention to acquire Esemde, Inc. Esemde has created a North America-wide virtual wireless network to provide SMS and GPRS delivery services. SMS and GPRS are data transmission formats used by wireless carriers such as AT&T Wireless, Cingular and Voicestream. This capability enables providers with SMS and GPRS applications for the Vertical and Enterprise markets, access to nationwide wireless coverage, from digital PCS carriers but served by Esemde, Inc. The Esemde technology and service will capitalizes on the growing need for low-cost, reliable, bi-directional wireless data transmission, delivered nationwide to any SMS or GPRS application. The Company has committed to issue 650,000 common shares to acquire all of the outstanding shares of Esemde and has committed to fund Esemde with up to $1,280,000 for working capital. At March 31, 2002, the Company had no available or proposed sources of cash.

On April 4, 2002 the Company announced their intention to acquire INTERcard Group Inc. INTERcard provides wireless debit and credit terminals, along with related transaction clearing, to the hospitality industry. INTERcard has accumulated substantial transaction and revenue data regarding payment through POS terminals from a number of Canadian pilot locations. INTERcard and Koala have held advanced contract discussions with a number of additional settlement and certification organizations, which, if completed, will enable Koala and INTERcard to immediately generate revenues as devices are deployed in the field. The Company has committed to issue 112,902 common shares to acquire all of the outstanding shares of INTERcard, subject to INTERcard selling 450 Ingenico transaction automation 770 'units' and has committed to issue an additional 112,902 common shares each time an additional 450 'units' are delivered up to a maximum aggregate of 451,608 common shares. The Company has agreed to issue 114,516 common shares as a finder's fee pursuant to the INTERcard acquisition.

Liquidity  and  Capital  Resources
----------------------------------

The Company has been able to incur its expenses and costs through the increase in its accounts payable. As of March 31, 2002, the Company had a working capital deficiency of $140,806. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the listing of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2002, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes in Securities
---------------------
Options: 600,000 options to acquire one share each exercisable at $1.00 per share. The options expire March 22, 2005
Warrants: 50,000 warrants to acquire one share each at $4.00 per share, expiring March 15, 2007
50,000 warrants to acquire one share each at $5.00 per share, expiring March 15, 2007

Use  of  Proceeds
-----------------

Not  applicable

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

Item  5.  Other  Information.
-----------------------------

None

Item  6.  Exhibits  and  Reports  on  form  8-K.
------------------------------------------------

Exhibits
--------

None

Reports  on  Form  8-K
----------------------

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Koala  International  Wireless  Inc.


Date:      May  6,  2002                    By:     /s/  Michael  Johnston
      ------------------                            ----------------------
                                            Name:  Michael  Johnston
                                            Title:  President  and  Director