Form 10QSB
period 2002-06-30
KOALA INTERNATIONAL WIRELESS INC
filed 2002-08-19
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended            June  30,  2002
                                   --------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from     n/a    to       n/a
                                     -------        ---------

000-32749
Commission  file  number

                                KOALA INTERNATIONAL WIRELESS INC.
                                ---------------------------------
               (Exact name of small business issuer as specified in its charter)

                     Nevada                                    #76-0616468
           -------------------------                           -----------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  [X]  No [ ]  (2)  Yes  [X]  No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of July 31, 2002, the Issuer had 13,575,000 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business Disclosure Format (Check one):  Yes  [ ]  No [X]

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

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                         9

SIGNATURES

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
Item  1.  Financial  Statements.
--------------------------------------------------------------------------------

The accompanying consolidated balance sheets of Koala International Wireless Inc. (a development stage company) at June 30, 2002 and September 30, 2001, and the related consolidated statements of operations and the consolidated statements of cash flows for the nine months ended June 30, 2002 and June 30, 2001 and for the period August 18, 1999 (date of inception) to June 30, 2002 have been prepared by Koala International Wireless Inc.'s management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the period ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.


Koala  International  Wireless  Inc.
(a  Development  Stage  Company)
Consolidated  BALANCE  SHEETS
(Unaudited)
As  at  June  30,  2002  and  September  30,  2001
U.S.  Dollars


                                                                                      June 30         September 30
                                                                                         2002                 2001
                                                                                         ----                 ----

ASSETS
Current
    Cash                                                                             $     10              $   558
    Accounts receivable                                                                     -                2,992
    Inventories                                                                       104,247                    -
                                                                                      -------                -----
                                                                                      104,257                3,550

Fixed assets - net of accumulated depreciation of $16,570
    (September $9,469)                                                                 31,520               38,621
                                                                                      -------               ------

Total Assets                                                                         $135,777              $42,171
                                                                                      -------               ------


LIABILITIES
Current
  Accounts payable and accrued liabilities                                           $181,400              $65,194
              Loans payable                                                           236,880               15,444
                                                                                      -------               ------

Total Liabilities                                                                     418,280               80,638
                                                                                      -------               ------


STOCKHOLDERS' EQUITY
Common Stock
  Authorized
              100,000,000 shares of common stock with a par value of $0.001 each
               20,000,000 shares of preferred stock with a par value of $0.001 each
  Issued and outstanding
               13,575,000 shares of common stock                                       12,075               11,000
                   (12,500,000 at September 31, 2001)

Additional paid in capital                                                            362,488              309,813
Deficit accumulated during development stage of operations                           (657,066)            (359,280)
                                                                                      -------              -------
Total Stockholders' Equity (Deficit)                                                 (282,503)             (38,467)
                                                                                      -------              -------
Total Liabilities and Stockholders' Equity                                           $135,777              $42,171
                                                                                      -------              -------






Koala  International  Wireless  Inc.
(a  Development  Stage  Company)
Consolidated  STATEMENTS  OF  OPERATIONS
(Unaudited)
For  the  Three  and  Nine  Months  Ended  June  30,  2002  and  2001  and
for  the  Period  August  18,  1999  (Date  of  Inception)  to  June  30,  2002
U.S.  Dollars




                                                     Nine         Nine        Three        Three     August 18, 1999
                                                   Months       Months       Months       Months      (Inception) to
                                                     2002         2001         2002         2001       June 30, 2002
                                                   ------       ------       ------       ------     ---------------
Revenue                                            $    -       $    -       $    -       $    -           $    -
                                                    -----        -----        -----        -----            -----


Expenses
     Services                                      53,750            -       53,750            -           53,750
     Website                                        3,100       46,394            -            -           95,266
     Professional fees                             85,715       30,586       53,829        2,000          130,418
     Investor relations                            38,412            -       38,412            -           38,412
     Depreciation                                   7,101            -        2,367            -           16,570
     Rent, office and administration               60,025       22,606       44,681        7,500          115,312
     Consulting                                    12,836            -            -            -           12,836
     Loan costs                                    12,000            -       12,000            -           12,000
     Marketing                                     13,800            -       13,800            -           13,800
     Transfer agent                                 1,804            -          495            -            1,804
     License write off and fees                         -          500            -          500            1,000
     Salaries                                           -       31,500            -            -           65,670
     Events                                             -       56,808            -            -           67,344
     Travel and business development               10,000       10,759       10,000            -           32,884
                                                  -------      -------       ------       ------          -------
                                                  298,543      199,153      229,334       10,000          657,066
                                                  -------      -------      -------       ------          -------

Net income (loss) for period                    $(298,543)   $(199,153)   $(229,334)    $(10,000)       $(657,066)
                                                  -------      -------      -------       ------          -------
Net income (loss) per share                        $(0.03)      $(0.03)      $(0.02)      $(0.00)

Weighted average number of shares outstanding  10,500,000    7,192,308   12,500,000    4,500,000





Koala  International  Wireless  Inc.
(a  Development  Stage  Company)
Consolidated  STATEMENTS  OF  CASH  FLOWS
(Unaudited)
For  the  Three  and  Nine  Months  Ended  June  30,  2002  and  2001  and
for  the  Period  August  18,  1999  (Date  of  Inception)  to  June  30,  2002
U.S.  Dollars


                                                                                                    August 18, 1999
                                                                                                     (Inception) to
                                                               Nine Months            Three Months          June 30
                                                            2002        2001       2002        2001            2002
                                                            ----        ----       ----        ----            ----
Operating Activities
  Net income (loss)                                    $(298,543)  $(199,153) $(229,334)   $(10,000)      $(657,066)
  Adjustments to reconcile net income (loss) to net
      cash used by operating activities                    7,101           -      2,367           -          16,570
  Services acquired for issuance of stock                 53,750           -     53,750           -          53,750
  Changes in operating assets and liabilities            237,144     197,463    173,072      10,000         314,033
                                                          ------     -------     ------      ------         -------
Net cash provided by (used by) operating activities         (548)     (1,690)      (145)          -        (272,713)
                                                          ------     -------     ------      ------         -------

Investing Activities
  Fixed assets                                                 -           -          -           -         (48,090)
                                                          ------     -------     ------      ------          -------

Financing Activities
  Common stock issued for:
     License                                                   -           -          -           -           2,000
     Organizational expense                                    -           -          -           -           2,500
     Acquisition of Urbanesq.com                               -           -          -           -           6,500
  Additional paid in capital - cash                            -           -          -           -         309,813
                                                          ------     -------     ------      ------         -------

                                                               -           -          -           -         320,813
                                                          ------     -------     ------      ------         -------

Inflow (outflow) of cash                                    (548)     (1,690)      (145)          -              10

Cash, beginning of period                                    558       1,845        155       3,315               -
                                                          ------     -------     ------      ------         -------

Cash, end of period                                      $    10    $    155    $    10     $ 3,315        $     10
                                                          ------     -------     ------      ------         -------

Supplemental information
  Interest paid                                          $     0    $      0    $     0     $     0        $      0
  Shares issued for services                           1,075,000           -  1,075,000           -       1,075,000
  Corporate income taxes paid                                 $0          $0         $0          $0              $0








Koala  International  Wireless  Inc.
(a  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  June  30,  2002

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2002 and the results of its operations for the nine months then ended. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

4.     COMMON  CAPITAL  STOCK

During the three months ended June 30, 2002, the Company issued 75,000 shares to Capital Partners, Inc. and 1,000,000 shares to Valhalla Equity Funds pursuant to their respective management consulting contracts. The services so provided were fairly valued at $53,750.

--------------------------------------------------------------------------------
Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the accompanying unaudited interim consolidated financial statements prepared by management.

Plan  of  Operations.
--------------------

The Company has not generated any revenues from operations since inception. Effective October 18, 2001 the Company issued 6,500,000 shares of common stock to acquire 100% of the outstanding share capital of Urbanesq.com, Inc. The shareholders of Urbanesq.com, Inc. were parties to the voluntary share exchange agreement. Certain shareholders of the Company in turn surrendered 7,500,000 shares of the Company's common stock to the Company, resulting in 12,500,000 shares of common stock of the Company issued and outstanding as of October 18, 2001.

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

No revenue was recorded for the nine month period ended June 30, 2002 and no revenue has been generated since inception.

Net loss for the three month period ended June 30, 2002 was $(229,334) compared to a loss of $(10,000) for the three months ended June 30, 2001. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office, expenses to take the Company public, costs of maintaining the Company's website and expenses associated with pursuing its business. To June 30, 2002, the Company has advanced $104,247 to Bolton Pass Electronics Inc. of Montreal, Quebec, for the design and manufacture of its "Hipster" device. The Company has committed to expend a further $70,000 for the completion of a prototype and manufacturing specifications for a "Hipster" unit. The Company is actively seeking sources of financing for its "Hipster" development program. The Company has fallen into default under its agreement with Bolton Pass and is attempting to renegotiate the agreement terms.

Recent  Developments  and  Discussions
--------------------------------------

Michael McGrath resigned as President. On March 13, 2002 the Board of Directors announced that Michael Johnston was appointed to the positions of President, Chief Marketing Officer, and Director. Mr. Johnston is recognized as one of North America's leading technology, entertainment, and telecommunications integrators. Subsequently, Mr. Johnston resigned as a director and president of the Company and Michael Vivacqua resigned as a director of the Company.

On April 3, 2002 the Company announced that Bolton Pass had produced and successfully tested the developer's prototype version of the KIWI handheld, wireless communication device. The prototype successfully confirmed its capability to transmit and receive email/data through the internet. It was also able to receive and play audio files in MP3 format as provided for in the KIWI development initiative. Subsequently, the Company was notified that Bolton Pass would not continue under the terms of their agreement and development of the device has been halted. The Company is attempting to renegotiate the terms of the agreement with Bolton Pass.

On March 18, 2002 the Company announced their intention to acquire Routel(TM) Corporation. Routel is a next-generation financial transaction processing company. The Company has committed to issue 750,000 common shares to acquire all of the outstanding shares of Route1, however Route 1 has notified the Company that it will not proceed with the transaction.

On March 22, 2002 the Company announced their intention to acquire Transcard Canada, Limited. The Company has committed to issue 750,000 common shares to acquire all of the outstanding shares of Transcard plus up to an additional 750,000 common shares to be issued on a performance basis and has committed to fund Transcard with up to $500,000 for working capital. Subsequently, the Company has received a notice of termination from Transcard and is not pursuing the acquisition.

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

Liquidity  and  Capital  Resources
----------------------------------

The Company has been able to pay its expenses and costs through the increase in its accounts and loans payable. As of June 30, 2002, the Company had a working capital deficiency of $314,023. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the listing of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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


                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
Item  1.  Legal  Proceedings.
--------------------------------------------------------------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2002, nor did the Company commence any lawsuits during the same period.

--------------------------------------------------------------------------------
Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
--------------------------------------------------------------------------------

Changes  in  Securities
-----------------------
Options:  600,000  options  to  acquire  one share each exercisable at $1.00 per share. The options have subsequently been repriced. The effect of these options will be reflected in the fourth quarter.
Warrants: 50,000 warrants to acquire one share each at $4.00 per share, expiring
             March  15,  2007
          50,000 warrants to acquire one share each at $5.00 per share, expiring
             March  15,  2007
Shares issued:
1,000,000 common shares for services rendered pursuant to a contract
   75,000 common shares for services rendered pursuant to a contract

Use  of  Proceeds
-----------------
Not  applicable

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

--------------------------------------------------------------------------------
Item  5.  Other  Information.
--------------------------------------------------------------------------------

None

--------------------------------------------------------------------------------
Item  6.  Exhibits  and  Reports  on  form  8-K.
--------------------------------------------------------------------------------

Exhibits
--------

None

Reports  on  Form  8-K
----------------------

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Koala  International  Wireless  Inc.


Date:      August 15, 2002           By:     /s/ Christine Cerisse
      --------------------                   ---------------------
                                     Name:  Christine  Cerisse
                                     Title:  Chairman,  Treasurer  and  Director

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                                     OFFICER
                                  PURSUANT NTO
                             18 W.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, Larry Wintemute, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Koala International Wireless Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.


                                   By:     /s/  Larry  Wintemute
                                           ---------------------

                                   Name:     Larry  Wintemute

                                   Title:    Chief  Executive  Officer

                                   Date:     August  15,  2002


I, Christine M. Cerisse, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Koala International Wireless Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.


                                   By:     /s/  Christine  M.  Cerisse
                                           -----------------------------

                                   Name:     Christine  M.  Cerisse

                                   Title:    Chief  Financial  Officer

                                   Date:     August  15,  2002