Form 10-K
period 2002-09-30
KOALA INTERNATIONAL WIRELESS INC
filed 2003-01-29
CIK 1094651

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                     -------------------------------------------
                                   FORM  10-KSB
(Mark  one)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2002

                                       OR
[ ]  Transition  report under section 13 or 15(d) of the Securities Exchange Act
     of  1934  For  the  transition  Period  from         to
                                                  -------    --------

                      Commission  file  number:       0-28475

                        KOALA INTERNATIONAL WIRELESS INC.
                 (Name of small business issuer in its charter)

            Nevada                                                76-0616468
   (State or other jurisdiction                                (I.R.S. Employer
of  incorporation  or organization)                          Identification No.)

      366  Bay  Street,  Suite  800
      Toronto,  Ontario,  Canada                   M5H  4B2
      ----------------------------               ----------
 (Address  of  principal  executive  offices)   (Zip  Code)

     Copies  to:
     141  -  757  West  Hastings  Street,  Suite  676
     Vancouver,  British  Columbia,  Canada  V6C  1A1

Registrant's  telephone  number:      (416)  596-8520  (281)
                                     -----------------------

Securities  registered  under  Section  12(b)  of  the  Act:
None.

Securities  registered  under  Section  12(g)  of  the  Act:
Common  Stock,  par  value  $0.001  per  share
 (Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:   $nil

As of December 15, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $400,000 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On December 01, 2002, the registrant had 13,696,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Documents  incorporated  by  reference:  None

 KOALA  INTERNATIONAL  WIRELESS  INC.
Index  to  Annual  Report  on  Form 10-KSB For the Year Ended September 30, 2002

Part  I
-------                                                                     Page
                                                                            ----
Item  1     Description  of  Business                                         3
Item  2     Description  of  Property                                         6
Item  3     Legal  Proceedings                                                6
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       6

Part  II
--------
Item  5     Market  for  Common  Equity  and  Related  Stockholder  Matters   6
Item  6     Management's  Discussion  and  Analysis  of  Financial
                Condition  or  Plan  of  Operation                            7
Item  7     Financial  Statements                                            15
Item  8     Changes  In  and  Disagreements  With  Accountants  on
                Accounting  and  Financial  Disclosure                       25

Part  III
---------
Item  9     Directors,  Executive  Officers,  Promoters  and  Control
                Persons; Compliance With Section 16(a) of the Exchange Act   25
Item  10    Executive  Compensation                                          26
Item  11    Security  Ownership  of  Certain  Beneficial  Owners
                 and  Management                                             27
Item  12    Certain  Relationships  and  Related  Transactions               29
Item  13    Exhibits  and  Reports  on  Form  8-K                            29

Signatures                                                                   30

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

CORPORATE  BACKGROUND
Koala International Wireless Inc. (formerly Kettle River Group Inc.) (the "Company") is a developmental stage company that was incorporated in Nevada on August 18, 1999. From inception through September 30, 2002, the Company's activities have been organizational, directed at raising its initial capital and developing its business plan. On February 14, 2000, the Company acquired a license to distribute Vitaminalherb.com products to health and fitness professionals in Great Britain. The Company did not commence selling the products and has abandoned the license.

In June 2001, the Company decided to diversify its business plan and began to investigate other businesses, at which time the opportunity to acquire Urbanesq.com, Inc. ("Urbanesq"), a private Ontario corporation which owned the rights to a handheld communications device, arose. The Company acquired all of the outstanding shares of common stock of Urbanesq from the stockholders of Urbanesq in exchange for an aggregate of 6,500,000 shares of its common stock . Immediately following the exchange, certain stockholders of the Company surrendered an aggregate of 7,500,000 shares of common stock to the Company, which were immediately cancelled by the Company.

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

In August of 2002, the company altered its plans to develop an end-to-end communication device and service through the purchase of three companies:
No-Wire  Telecom  Inc.,  IP  Co.  Ltd.  and  Route1  Corporation.

The Company's principal executive offices are located at 366 Bay Street, Suite 800, Toronto, Ontario, Canada M5H 4B2.

PLANNED  FUTURE  OPERATIONS

The Company's business following its acquisition of Urbanesq was to produce and market a product called the Hipster and the subscription services associated with that product. The Company has ceased to pursue this business and has extended its business model to launch a Windows based communication device and associated services. The new device is being designed to access information from the Internet, provide email service and other communication functionality such as text messaging. The plan is to deliver multiple services, some on a subscription basis, in a manner similar to the way a consumer currently pays for a cellular telephone. The first market for the device and services will be Europe followed by other GPRS markets.

Marketing  and  Distribution

The device and network services will be marketed to GPRS based wireless operators for resale to end users as is the case for products like the Handsring Treo and RIM Blackberry.

Competition

The device will compete in the mass communication market alongside personal Digital assistants and cellular telephones. Many of the Company's competitors have successful sales, established employees, research and development budgets, market acceptance and penetration and a strong overall financial condition. The Company believes that the concept and design of its device will surpass competitors' designs. The Company is smaller in size and resources when compared to its competitors.

Research  and  Development

On September 17, 2002 the Company announced plans to acquire IP Co. Ltd. a private company that has developed a device referred to as the "MOBI". IP Co. Ltd. has completed development of the MOBI device which will allow Koala to execute its business plan. The acquisition is now in the final stages and should be completed shortly.

Regulatory  Environment

The manufacture and use of the device will be subject to regulation by one or more federal agencies, including the Federal Trade Commission and the Canadian Radio and Television Commission. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

Intellectual  Property  Protection

The product primarily uses confidential policies which are internally implemented by the Company to protect the specific design. The Company is exploring placing patents on the device and software developed for its operation.

Business

The  Company  has  abandoned  its  Vitamineralherb.com  license.

The  Company  has  abandoned  the  Urbanesq  business  plan.

The Company intends to acquire Routel Corporation as a next-generation financial transaction processing company. (See the Company's 8K filed Dated September 27, 2002, and amended December 13, 2002). As consideration for the purchase, the vendor will issue 6,000,000 common shares of the company fairly valued at $6,000 Usd, which will represent 30.46% of the then issued and outstanding shares. Route1 Corporation is subject to a judgment for $97,000, which amount has been accrued as a liability in Route1's financial statements.

The Company has not yet issued as at January 11, 2003, the 6,000,000 shares to Route1's shareholders pending resolution of this judgment, other issues relating to the judgment, and the filing of an Information Statement.

Route1 is involved in the billing, tracking, settlement and data management for Mobile Virtual Network Operators (MVNO's). Route1 has developed a number of proprietary encryption and related software applications that enable the delivery of secure data and short messaging transmissions over an MVNO. Route1's technology and vision will allow the combined companies to complete the MVNO strategy.

The Company intends to acquire NoWire Telecom, Inc., a wireless messaging company incorporated in Cairo, Egypt, with corporate headquarters in Montreal, Quebec. NoWire has secured virtual carrier agreements with more than 125 international telephone and data carriers to enable the delivery of premium data and Short Messaging content and services to their customers.

NoWire provides a turnkey technology platform that enables the delivery of Short Messaging and/or voice and data services to telecom carriers that lack the infrastructure necessary to provide these services on a local and international basis. Short Messaging enables the transmission of small amounts of data to (and from) PDA's and cell phones, such as text messaging and the delivery of custom ring tones, graphics and compelling content. Short Messaging is an inexpensive and convenient form of communication over wireless networks. NoWire has aggregated a substantial amount of Short Messaging content and services that can be delivered to its customers.

The Company intends to acquire IP Co. Ltd., a mobile computing and hardware development company based in Toronto, Ontario. The Company has developed a proprietary, handheld personal intelligent network computing device that can be produced at a cost substantially less than its competitors. The device, code named "MOBI," communicates directly with multiple Short Messaging, data and voice networks and delivers portable data, Internet access, email, Short Messaging, calendaring, office tools, MP3 and other applications, some not currently available in the marketplace.

The Company (Koala) based on its acquisitions is developing an International Mobile Virtual Network Operator (IMVNO) platform to allow the delivery of voice, data and short messaging over multiple networks. Concurrent with the IMVNO development, the Company is pursuing the development of applicable devices to serve the network subscribers. The IMVNO strategy will enable subscribers to access the Internet, utilize existing applications including calendaring, contact management systems, email and short messaging and additional functionality, some not currently available in the marketplace.

Intellectual  Property

The nature of patent and trademark registration is very complex and requires legal expertise. To date, no applications have been prepared to patent any of the Companies assets or concepts.

Employees

The Company is in the developmental stage and currently has no employees. The Company looks to its directors and officers for their combined entrepreneurial skills and talents. Management plans to use consultants, attorneys and accountants as necessary. A portion of any employee compensation package likely would include the right to acquire stock in the Company, which would dilute the ownership interest of holders of existing shares of the Company's common stock.

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, the expenses of implementing the Company's business plan will exceed the Company's current funding. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company's principal executive offices are located at 366 Bay Street, Suite 800, Toronto, Ontario, Canada, M5H 4B2. The Company currently does not have any lease payments as the office is shared with other companies. The Company will find alternative office space once it commences production and marketing of the communications device and services.

ITEM  3.  LEGAL  PROCEEDINGS

To the knowledge of the Company's executive management and directors, neither the Company nor its subsidiaries are party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation other than a judgement held against Route1. (Note: the company has not yet acquired Route1)

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the stockholders during the year ended September 30, 2002.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common stock was approved for trading on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol KTLR on August 24, 2001. In connection with the change of the Company's name to Koala International Wireless Inc., the Company's trading symbol was changed to KIWI on December 10, 2001.

On November 30, 2002, the Company's issued and outstanding common stock totalled 13,696,000 shares, held by approximately 77 stockholders of record and by an undetermined number of additional stockholders through nominee or street name accounts with brokers.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF  OPERATIONS

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

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed above. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the "Outlook: Issues and Uncertainties" section of this Form 10-KSB.

PLAN  OF  OPERATIONS

The Company's business is still in its development stage. The Company has not generated any revenue to date. The Company plans to generate revenue through the production and marketing of its communication device and services.

During the period from August 25, 2000 (date of inception) through September 30, 2002, the Company engaged in no significant operations other than organizational activities and research and development. The Company received no revenues during this period.

For the most recent fiscal year, the Company incurred a loss in the amount of $3,137,115, compared to a loss of $358,523 in the previous nine month period. The Company's expenses increased from $0 during the year ended December 31, 2000 to $179,888 during the year ended September 30, 2001. The change is due to the acquisition of Urbanesq, the Company's increased business presence and efforts to develop its business plan. Operation costs over the next year will depend on a number of factors, including the cost of producing the new communications device, the cost of conducting marketing research and preparing a marketing campaign.

On October 29, 2001, the Company changed its fiscal year end to September 30 from December 31.

The Company's business plan does not include any further work on its Hipster business rather to continue development of the new communications device and to launch the product during 2003. The Company intends to subcontract the production of the device.

Recent  Developments  and  Discussions

On March 18, 2002 the Company announced their intention to acquire Route1(TM) Corporation. Routel is a next-generation financial transaction processing company. The Company committed to issue 750,000 common shares to acquire all of the outstanding shares of Route1, however Route1 notified the Company that it would not proceed with the transaction. Currently the parties have agreed to the issuance of 6,000,000 common shares for Route1 but have not yet closed the transaction.

On March 22, 2002 the Company announced their intention to acquire Transcard Canada, Limited. The Company committed to issue 750,000 common shares to acquire all of the outstanding shares of Transcard plus up to an additional 750,000 common shares to be issued on a performance basis and committed to fund Transcard with up to $500,000 for working capital. Subsequently, the Company received a notice of termination from Transcard and is not pursuing the acquisition.

On March 26, 2002 the Company announced their intention to acquire Esemde, Inc. Esemde has created a North America-wide virtual wireless network to provide SMS and GPRS delivery services. SMS and GPRS are data transmission formats used by wireless carriers such as AT&T Wireless, Cingular and Voicestream. This capability enables providers with SMS and GPRS applications for the Vertical and Enterprise markets, access to nationwide wireless coverage, from digital PCS carriers but served by Esemde, Inc. The Esemde technology and service will capitalizes on the growing need for low-cost, reliable, bi-directional wireless data transmission, delivered nationwide to any SMS or GPRS application. The Company has committed to issue 650,000 common shares to acquire all of the outstanding shares of Esemde and has committed to fund Esemde with up to $1,280,000 for working capital. The discussions with Esemde have been terminated with no further obligations between the companies.

On April 4, 2002 the Company announced their intention to acquire INTERcard Group Inc. INTERcard provides wireless debit and credit terminals, along with related transaction clearing, to the hospitality industry. INTERcard has accumulated substantial transaction and revenue data regarding payment through POS terminals from a number of Canadian pilot locations. INTERcard and Koala have held advanced contract discussions with a number of additional settlement and certification organizations, which, if completed, will enable Koala and INTERcard to immediately generate revenues as devices are deployed in the field. The Company has committed to issue 112,902 common shares to acquire all of the outstanding shares of INTERcard, subject to INTERcard selling 450 Ingenico transaction automation 770 'units' and has committed to issue an additional 112,902 common shares each time an additional 450 'units' are delivered up to a maximum aggregate of 451,608 common shares. The Company has agreed to issue 114,516 common shares as a finder's fee pursuant to the INTERcard acquisition. Koala International Wireless and INTERcard were not able to conclude this transaction.

Liquidity  and  Capital  Resources

The Company has been able to pay its expenses and costs through the increase in its accounts payable and payments made by others for the Company. As of September 30, 2002, the Company had a working capital deficiency of $817,631 compared to a working capital deficiency of $34,251 at September 30, 2001. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. As of September 30, 2002, the Company had a net stockholders' deficit of $817,631, with accumulated losses during the development stage of $3,239,646. There is doubt regarding the Company's ability to continue as a going concern.

No material commitments for capital expenditures were made during the years ended September 30, 2002 or 2001.

The Company estimates the cost of producing and marketing the device at $1,000,000 Usd. The Company abandoned the Vitamineralherb.com project.

The Company is in the process of negotiating financing for completion of product development and the first manufacturing run. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisitions of other businesses.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company will adopt FIN 44 in accounting for any stock options granted.

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

THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY WHICH COULD INCREASE THE VOLATILITY OF ITS STOCK PRICE.
As a result of the Company's limited operating history and the planned rapid expansion of its business operations, the Company's quarterly and annual operating results are likely to fluctuate from period to period. For this reason, you should not rely on period-to-period comparisons of the Company's financial results as indications of future results. The Company's future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock.

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

THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY, TRADE SECRETS AND KNOW-HOW WHICH WOULD REMOVE A BARRIER TO COMPETITION AND MAY DIRECTLY AFFECT THE AMOUNT OF REVENUE IT GENERATES.
The Company depends heavily on its unique communications device design. The Company is dependent on its ability to keep trade secrets and obtain patents on its technologies as well as on its ability to develop new processes, technologies and products to meet the needs of its marketplace. Although the Company intends to employ various methods, including trademarks, patents, copyrights and confidentiality agreements with employees, consultants and third party businesses, to protect its intellectual property and trade secrets, there can be no assurance that it will be able to maintain the confidentiality of any of its proprietary technologies, know-how or trade secrets, or that others will not independently develop substantially equivalent technology. The failure or inability to protect these rights could have a material adverse effect on the Company's operations.

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

INVESTMENT  RISK

CONCENTRATION OF OWNERSHIP OF DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES MAY REDUCE THE CONTROL BY OTHER STOCKHOLDERS OVER THE COMPANY.
The Company's directors, officers and other control persons own or exercise full or partial control over more than 51.12% of the Company's outstanding common stock. As a result, other investors in the Company's common stock may not have much influence on corporate decision-making. In addition, the concentration of control over the Company's common stock among the insiders could prevent a change in control of the Company.

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

THE ISSUANCE OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST OF STOCKHOLDERS.
Any additional issuances of common stock by the Company from its authorized but unissued shares may have the effect of diluting the percentage interest of existing stockholders. Out of the Company's 100,000,000 authorized common shares, 86,304,000 or approximately 86.3% remain unissued at December 01, 2002. The Board of Directors has the power to issue such shares without stockholder approval. None of the 20,000,000 authorized preferred shares of the Company are issued. The Company fully intends to issue additional common shares or preferred shares in order to raise capital to fund its business operations and growth objectives or as compensation for services rendered on behalf of the Company.

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

STOCKHOLDERS DO NOT HAVE THE AUTHORITY TO CALL A SPECIAL MEETING THEREBY DISCOURAGING TAKEOVER ATTEMPTS.
Pursuant to the Company's articles of incorporation, only the Company's Board of Directors has the power to call a special meeting of the stockholders, thereby limiting the ability of stockholders to effect a change in control of the Company.

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

ITEM  7.  FINANCIAL  STATEMENTS

Report  of  Independent  Chartered  Accountants                               16

Balance  Sheets  as  at  September  30,  2002  and  September 30, 2001        17

Statements  of  Operations  for  the  years  ended  September  30,  2002, and September  30,  2001,  and  for  the  period  from  August  25, 2000
(Date  of  Inception)  to  September  30, 2002                                18

Statements  of  Stockholders  Equity  for  the  period  from August  25, 2000
(Date  of  Inception)  to  September  30,  2002                               19

Statements  of  Cash  Flows  for  the  years  ended  September  30,2002, and  September  30,  2001,  and  for  the  period  from  August  25, 2000
(Date  of  Inception)  to  September  30,2002                                 20

Notes  to  Financial  Statements                                              21

REPORT  OF  INDEPENDENT  CHARTERED  ACCOUNTANTS

TO  THE  SHAREHOLDERS  AND  DIRECTORS
OF  KOALA  INTERNATIONAL  WIRELESS  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
(FORMERLY  KETTLE  RIVER  GROUP  INC.)

We have audited the consolidated balance sheets of Koala International Wireless Inc. (formerly Kettle River Group Inc.) (a development stage company) as at September 30, 2002 and 2001 and the statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended September 30, 2002 and 2001 and the cumulative totals for the development stage operations from August 25, 2000 (inception) through September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurances whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2002 and 2001 and the consolidated results of its operations and its cash flows for the two years ended September 30, 2002 and 2001 and the cumulative totals for the development stage operations from August 25, 2000 (inception) through September 30, 2002 referred to above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has no revenues and limited capital which together raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



"Pannell  Kerr  Forster"

Chartered  Accountants

Vancouver,  British  Columbia
January  28,  2003


KOALA  INTERNATIONAL  WIRELESS  INC.
(FORMERLY  KETTLE  RIVER  GROUP  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  BALANCE  SHEETS
SEPTEMBER  30
(U.S.  DOLLARS)

--------------------------------------------------------------------------------------------------
                                                                      2002             2001
--------------------------------------------------------------------------------------------------
                                                                                      (note 1)

ASSETS

CURRENT
  Cash                                                                $       0        $      489
  Accounts receivable                                                         0             2,623
--------------------------------------------------------------------------------------------------


TOTAL CURRENT ASSETS                                                          0             3,112
FIXED, net of accumulated depreciation of
  $15,556 (2001 - $7,778)                                                23,952            31,730
--------------------------------------------------------------------------------------------------

                                                                      $  23,952        $   34,842
--------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT

  Accounts payable and accrued liabilities                            $ 841,583        $   37,363
--------------------------------------------------------------------------------------------------

Commitments (note 8)

STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------------------------

PREFERRED STOCK, $0.001 PAR VALUE, 20,000,000 SHARES
AUTHORIZED, NO SHARES ISSUED AND OUTSTANDING

COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001
PAR VALUE
  100,000,000  Shares authorized
   13,696,000 (2001 - 1,354,167) shares issued and                   2,417,002           214,594
               outstanding

OTHER COMPREHENSIVE INCOME                                               5,013             8,449

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE OF OPERATIONS          (3,239,646)         (225,564)
--------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIENCY                                        (817,631)           (2,521)
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  23,952         $  34,842
--------------------------------------------------------------------------------------------------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


KOALA  INTERNATIONAL  WIRELESS  INC.
(FORMERLY  KETTLE  RIVER  GROUP  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  SEPTEMBER 30, 2002, SEPTEMBER 30, 2001 AND FOR THE PERIOD FROM AUGUST 25, 2000
(INCEPTION)  TO  SEPTEMBER  30,  2002
(U.S.  DOLLARS)
--------------------------------------------------------------------------------------------------

                                                                                     FROM
                                                                                    DATE OF
                                                                                   INCEPTION
                                                                                      TO
                                                     YEAR ENDED SEPTEMBER 30,    SEPTEMBER 30,
                                                     2002           2001             2002
----------------------------------------------------------------------------------------------

EXPENSES
  Consulting                                         $ 2,399,550    $       0      $ 2,399,550
  Professional fees                                      142,787       10,479          157,156
  Marketing                                              138,800       54,610          193,410
  Product development                                    129,040            0          129,040
  Salaries                                                93,300       44,154          145,719
  Financing and due diligence                             73,450            0           73,450
  Rent, office and administration                         51,185        7,387           58,610
  Write-off merger goodwill                               38,013            0           38,013
  Travel                                                  33,000       17,224           50,564
  Investor relations                                      27,112            0           27,112
  Website                                                  3,100       38,256           74,499
  Depreciation                                             7,778        7,778           15,556
----------------------------------------------------------------------------------------------
NET LOSS                                             $(3,137,115)   $(179,888)     $(3,362,679)
----------------------------------------------------------------------------------------------
NET LOSS PER SHARE                                       $(0.249)    $(0.1563)
----------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                  12,578,200    1,150,625
----------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


KOALA  INTERNATIONAL  WIRELESS  INC.
(FORMERLY  KETTLE  RIVER  GROUP  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED SEPTEMBER 30, 2002, THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FOR THE PERIOD FROM AUGUST 25, 2000 (INCEPTION)
TO  SEPTEMBER  30,  2002
(U.S.  DOLLARS)


                                                                                                                        Total
                                                                                                                      Stockholders'
                                                 Number                Subscriptions   Comprehensive    Accumulated     Equity
                                               of Shares     Amount     Receivable        Income         Deficit      (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

August 25, 2000 inception                          540,000 $    27,189   $       0      $        0     $         0      $   27,189
Issuance of original common stock
  For services and concept development                   0           0      40,192               0               0          40,192
Foreign currency translation loss                        0           0           0            (194)              0            (194)
Net loss for the initial thirty-six day period           0           0           0               0         (45,676)        (45,676)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                        540,000      27,189      40,192            (194)        (45,676)         21,511
Issuance of common stock
  for cash                                         814,167     187,405     (40,192)              0               0         147,213
Foreign currency translation gain                        0           0           0           8,643               0           8,643
Net loss                                                 0           0           0               0        (179,888)       (179,888)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                      1,354,167     214,594           0           8,449        (225,564)         (2,521)
Shares of accounting subsidiary acquired
  on reverse take-over                          12,145,833     409,003           0               0               0               0
Adjustment to eliminate capital stock of
  accounting subsidiary on reverse take-over             0    (409,003)          0               0               0               0
Cancellation of common stock on acquisition
  of subsidiary                                 (7,500,000)   (119,218)          0               0         119,218               0
Common stock issuance as a result of
  reverse take-over                              6,500,000           1           0               0               0               1
Cancellation of common stock                      (500,000)     (3,815)          0               0           3,815               0
Issuance for settlement of debt                  1,646,000      59,380           0               0               0          59,380
Issuance for settlement of salaries                 50,000       2,500           0               0               0           2,500
Value of options attached to common shares               0   2,263,560           0               0               0       2,263,560
Foreign currency translation loss                        0           0           0          (3,436)              0          (3,436)
Net loss                                                 0           0           0               0      (3,137,115)     (3,137,115)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                     13,696,000 $ 2,417,002   $       0      $    5,013     $(3,239,646)     $ (817,631)
-----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


KOALA  INTERNATIONAL  WIRELESS  INC.
(FORMERLY  KETTLE  RIVER  GROUP  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  SEPTEMBER  30,  2002,  SEPTEMBER 30, 2001 AND FOR THE PERIOD FROM AUGUST 25, 2000
(INCEPTION)  TO  SEPTEMBER  30,  2002
(U.S.  DOLLARS)

-------------------------------------------------------------------------------------------------
                                                                                       FROM
                                                                                      DATE OF
                                                                                     INCEPTION
                                                                                        TO
                                                        YEAR ENDED SEPTEMBER 30,    SEPTEMBER 30,
                                                        2002           2001            2002
-------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net loss                                              $(3,137,115)   $(179,888)    $(3,362,679)
  Items not involving cash
    Amortization                                              7,778        7,778          15,556
    Stock option benefit                                  2,263,560            0       2,263,560
    Salaries paid by share issuance                           2,500            0           2,500
    Consulting and travel paid by
      share issuance                                         25,000            0          25,000
    Shares issued to relinquish debt                         34,380            0          89,069
  Changes in operating assets
    and liabilities                                         803,408       34,739         871,856
-------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVATES                               (489)    (137,371)        (95,138)

INVESTING ACTIVITY
  Fixed assets acquired                                           0      (39,508)        (39,508)

FINANCING ACTIVITY
  Issuance of common stock
    for cash                                                      0      134,646         134,646
-------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                       (489)     (42,233)              0
CASH, BEGINNING OF PERIOD                                       489       42,722               0
-------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                     $         0    $     489     $         0
-------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION
  Shares issued for salaries,
    consulting and debt                                 $    61,880    $       0     $   116,569


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

KOALA  INTERNATIONAL  WIRELESS  INC.
(FORMERLY  KETTLE  RIVER  GROUP  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, SEPTEMBER 30, 2001 AND FOR THE PERIOD FROM AUGUST 25, 2000 (INCEPTION) TO SEPTEMBER 30, 2002
(U.S.  DOLLARS)



1.   NATURE  OF  OPERATIONS  AND  BASIS  OF  PRESENTATION

     Urbanesq.com Inc. ("Urbanesq") was incorporated August 25, 2000 under the laws of the Province of Ontario, Canada.

     Effective October 18, 2001, Urbanesq completed a merger with Koala International Wireless Inc. ("Koala", "the Company") (formerly Kettle River Group Inc.), a public company incorporated in the State of Nevada, such transaction having constituted a reverse takeover of Urbanesq by Koala. The Company has had no operations other than organizational and administrative activities since inception.

     These financial statements reflect the acquisition applying reverse takeover accounting whereby the legal parent (Koala) is considered to have been acquired by the legal subsidiary (Urbanesq). Capital stock represents the authorized and issued capital of the legal parent and the dollar amount is that of the legal subsidiary, the ongoing operating company. The consolidated statements of operations and deficit and cash flows represent the results of Urbanesq for the year ended September 30, 2002 and the results of Koala for the period from October 19, 2001 to September 30, 2002.

     All significant inter-company balances and transactions have been eliminated. Note 5 describes the shares issued and purchase price allocation of the merger.

     The comparative figures included in the consolidated statements of operations and deficit and cash flows represent the results of Urbanesq for the year ended September 30, 2001.

2.   DEVELOPMENT  STAGE  COMPANY

     Koala acquired a license to market and distribute a product in Maine, New Hampshire and Vermont. This license was cancelled. On February 14, 2000, as a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products in Great Britain. The grantor of the license offered these products for sale from various suppliers on their website. The original license was granted to the Company by a partnership for consideration of 2,000,000 common shares value at $2,000 (note 5). These shares were paid evenly to the ten partners. The replacement license was granted by the same partnership. The general manager of that partnership was, at the time, the spouse of a former director and officer of the Company. The value of $2,000 and other costs of acquiring the license have been charged to operations. Subsequently, the license was abandoned.

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

3.     GOING  CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

     The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholders' deficiency of $817,631. These factors raise substantial doubt about the Company's ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the company be unable to continue as a going concern.

4.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Foreign  currency  translation

     Amounts recorded in foreign currency are translated into U.S. dollars as follows:

     (i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

     (ii) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

     (iii)Revenues and expenses (excluding depreciation and amortization which are translated at the same rate as the related asset), at the average rate of exchange for the year.

     Gains and losses arising from this translation of foreign currency are included in other comprehensive income as a separate component of stockholders' equity (deficiency).

     (b)  Comprehensive  loss

          Comprehensive loss is comprised of net loss and other comprehensive income arising from foreign currency translation.

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

     (d)  Financial  instruments

          The Company's financial instruments include cash, accounts receivable, accounts payable and accrued liabilities and loans payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements, except as disclosed in the notes to the financial statements. The fair values of these financial statements approximates their carrying value.

     (e)  Fixed  assets

          Fixed  assets  are  carried  at cost, net of accumulated amortization.

          Amortization is provided using the straight-line method based on the following estimated useful life:

          Furniture  and  equipment  -  5  years

     (f)  Net  loss  per  share

          Net loss per share computations are based on the weighted average number of common shares outstanding during the year. Diluted loss per share has not been presented separately as the outstanding options are anti-dilutive for each of the years presented.

5.     CAPITAL  STOCK

     (a)  On  July  10, 2002, Koala cancelled 500,000 of its outstanding shares.

          On August 20, 2002, Koala issued 1,146,000 shares at an average price of $0.03 per share, which was applied against an outstanding debt. The Company also issued 50,000 shares at an average price of $0.05 per share in fulfilment of an employee contract, resulting in a charge to salaries for the September 30, 2002 year-end of $2,500. Further, the Company issued 500,000 shares for consulting work at $0.05 per share, resulting in a charge to consulting fees of $25,000 for the year ended September 30, 2002.

     (b) The Company has adopted an incentive stock option plan effective October 31, 2001 whereby up to 2,000,000 shares of common stock may be optioned and sold up to October 31, 2011 or until sooner terminated.

          (i)  Options  outstanding

          As  of  September  30,  the  following  options  were  outstanding:
          ----------------------------------------------------------------------
                                                       Exercise
                                       Expiry Date     Price     2002     2001
          ----------------------------------------------------------------------
                                    April 15, 2004     $  5.00     100,000     0
                                    --------------     -------     -------     -
                                    March 22, 2005     $  0.03     600,000     0
                                    --------------     -------     -------     -
                                     June 15, 2005     $  7.50     100,000     0
                                     -------------     -------     -------     -
                                   August 20, 2005     $  0.50     300,000     0
                                   ---------------     -------     -------     -
                                 September 1, 2007     $ 10.00     100,000     0
          ----------------------------------------------------------------------
          Subsequent to the year-end, the Company granted the remaining 800,000 options allowed by the plan at an exercise price of $0.05 per share expiring October 8, 2005.

          Subsequent to the year-end 485,000 options were exercised at $0.03 per share.

     (ii) The following table summaries the Company' stock option activity for the period:

          ----------------------------------------------------------------------
                                                                       Weighted
                                                          Exercise     Average
                                                Number     Price       Exercise
                                             of Shares    Per Share     Price
          ----------------------------------------------------------------------
          Balance, September 2001                    0     $ 0.00       $ 0.00
          Granted during year                1,200,000  $0.03 - $10.00    2.02
          ----------------------------------------------------------------------
          Balance,  September
           30, 2002                          1,200,000  $0.03 - $10.00  $ 2.02
          ----------------------------------------------------------------------

     (iii)The Company applies APB Opinion no. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense for the year ended September 30, 2002 (September 30, 2001 - $Nil). Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

          ----------------------------------------------------------------------
          Net loss, as reported                                     $(3,137,115)
          Net loss, pro-forma                                        (3,553,132)
          Net loss per share, as reported                               (0.2464)
          Net loss per share, pro-forma                                 (0.2825)
          ----------------------------------------------------------------------

          During the year ended September 30, 2002, 600,000 options were granted to consultants. These options were accounted for using the Black-Scholes option-pricing model, which resulted in consulting expenses totalling $2,263,560.

          The fair value of each option grant is calculated using the following weighted average assumption:

          ----------------------------------------------------------------------
          Expected life (years)                                            3.62
          Interest rate                                                    3.00%
          Volatility                                                         84%
          Dividend yield                                                   0.00%
          ----------------------------------------------------------------------

6.   MERGER  AND  SUPPLEMENTAL  INFORMATION

     As a result of the merger described in note 1, Koala has acquired all of the outstanding common shares of Urbanesq. Each Urbanesq shareholder received 4.8 shares of common stock of Koala for a total of 6,500,000 consolidated shares. Immediately following the exchange of shares, Koala purchased and cancelled 7,500,000 of its pre-existing shares, thereby ensuring that the shareholders of Urbanesq have a controlling interest in Koala.

6.   MERGER  AND  SUPPLEMENTAL  INFORMATION  (Continued)
    ----------------------------------------------------------------------------
     The  purchase  price  allocation  was  as  follows:
    ----------------------------------------------------------------------------
     Purchase price                                                          $1
     Accounts payable in excess of assets acquired                      (38,013)
    ----------------------------------------------------------------------------
     Goodwill on acquisition                                             38,012
     Goodwill write-off                                                 (38,012)
    ----------------------------------------------------------------------------
                                                                             $0
    ----------------------------------------------------------------------------

     The net liabilities arising from the merger have been applied to shareholders' deficiency for the year ended September 30, 2002.

7.   INCOME  TAXES

     The Company has operating losses which may be carried forward to apply against future year's taxable income.

     The  components  of  future  income  tax  assets  are  as  follows:
    ----------------------------------------------------------------------------
                                                        2002           2001
                                                        ----           ----
    Future  income  tax  assets
      Non-capital loss carry forwards                   $1,194,065     $358,523
      Approximate tax rate                                      35%          35%
    ----------------------------------------------------------------------------
                                                           417,900      125,483
      Valuation allowance                                 (417,900)    (125,483)
    ----------------------------------------------------------------------------
                                                                $0           $0
    ----------------------------------------------------------------------------

     Income  tax losses expire in 2009 - $(835,542); 2008 - $(352,748); and 2007
     $(5,775).

8.   COMMITMENTS

     The Company has committed to pay $30,000 for professional services expiring February 28, 2003, at which time the contract will proceed on a month-to-month basis and will be up for negotiation.

9.   RELATED  PARTY  TRANSACTION

     Consulting fees for the year ended September 30, 2002 includes $37,600 of fees payable to two former directors of Koala (2001 - $Nil).

10.  LICENSES

     The licenses referred to in note 2 were acquired on February 14, 2000 for a term of three years. The Company agreed to pay an annual fee of $500 for maintenance of the grantor's website commencing February 14, 2001. The grantor of the license retains 50% of the profit on all sales made through the website. To September 30, 2002, no sales have occurred and the license was abandoned.

11.  SUBSEQUENT  EVENTS

     (a) Pursuant to a voluntary share exchange agreement the Company is negotiating to acquire Route1 Corporation as a next-generation financial transaction processing company. As consideration for the purchase, the vendor will be issued 6,000,000 shares of the Company valued at $6,000, which will then represent 30.46% of the issued and outstanding shares.

     (b) Pursuant to a voluntary Share Exchange Agreement dated November 20, 2002, the Company agreed to acquire all of the partnership interests from the partners of NoWire Telecom, Inc. ("NoWire"), an Egyptian partnership company, based in Cairo, from the partners of NoWire in exchange for an aggregate of 6,000,000 shares of its common stock. The intended acquisition of NoWire is the second of a series of intended acquisitions whereby the Company will also acquire a 100% interest in IP Co. Limited ("IP Co.") for the issuance of 28,000,000 shares of the Company's common stock, thereby resulting in a change in control of the Company whereby the Company will be effectively controlled by the shareholders of Route1 Corporation, NoWire Telecom and IP Co. Under the terms of the agreement, Koala must also issue up to 5,000,000 common shares for issuance under a private placement financing to be conducted either before or after closing of the above transactions.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
                 FINANCIAL  DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

This table sets forth the name, age and position of each director and executive officer of the Company:

Name  of  Director        Age         Position

K.  Andrew  White          38         CEO,  Secretary  and  a  Director
Miguel  Caron              29         President,  and  a Director
Lorne  Catling             46         Director
Christine  Cerisse         48         Director

K. Andrew White - Chief Executive Officer, Secretary and a Director Mr. White has 10 years of entrepreneurial experience in technology. During this time, he has started three technology business including Route1 Corporation which he founded in 1995. Prior to founding Route1, he was the Manager of Information Systems for Delrina (Symantec) Corporation. Under contract, Mr. White developed a Software Testing Facility for a division of the Ontario Research Foundation. He has significant experience in product architecture, operations, marketing, sales, and equity financing.

Miguel  Caron  -  President,  and  a  Director
Miguel Caron, the founder of NoWire Telecom, has extensive experience in sales, marketing and management in the electronics industry. In the recent past he has been COO for Atlas Telecom Mobile, and Director of Sales in Eastern Canada for Wysdom inc. His expertise is identifying, developing and closing direct sales business with companies focused on providing wireless services and mobility solutions to their end users, customers, partners and employees. In 1994 Miguel graduated from the Royal Military College in St-Jean, Quebec with a Degree in Polemologie with specialization (Social Studies of War).

Lorne  Catling  -  Director
Mr. Catling has 25 years of direct sales and sales management experience in various wholesale and retail fields. This includes and is not limited to real estate, automotive, home renovation, and the carpet industry. He has held managerial positions with a major Ford Dealership and offered sales and motivational training to the staff. After 8 years in the auto industry Lorne was Western Regional Sales Manager for a Northwestern U.S. pay-phone provider. He managed and trained a successful sales force that gained a substantial foothold in the Western Canadian market. Most recently Lorne has been raising capital for small start-up companies involved in the wireless remote surveillance and non-institutional ATM industry.

Christine  Cerisse  -  Director
Ms. Cerisse is the former Chairman, President and Secretary-Treasurer of Koala from February 1, 2001 to September, 2002. Ms. Cerisse is a former Chartered and Registered Financial Planner, with over 20 years experience in the financial industry in the field of financial planning and financial management. From October, 1999 to December, 2002, Ms. Cerisse has been providing management and business consulting for start-up project teams. Ms. Cerisse has been a principal in various entrepreneurial businesses and has over 20 years of sales and marketing experience, both of products and services in industries including nutrition and health, financial and real estate services, and technology. Ms. Cerisse has been responsible for financial and corporate management and the preparation of contracts and financial documentation for the companies she has worked with.

ITEM  10.  EXECUTIVE  COMPENSATION

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




                                                                                  PERCENTAGE OF
                                                                                    OUTSTANDING
NAME AND POSITION                                         NUMBER OF SHARES               SHARES

K. Andrew White - CEO, Secretary and Director (6) ***              754,672                2.94%
Miguel Caron - President and Director (7)***                     5,550,000               21.60%
Christine Cerisse - Director (3)*                                        0                0.00%
Lorne Catling - Director (5)*                                            0                0.00%
Capital Partners Fund I(8)***                                    2,991,364               11.64%
Michael McGrath - (1)                                            1,632,000                6.35%
Robert Vivacqua - (2)                                            2,208,000                8.59%
Larry Wintemute - (4)**                                                  0                0.00%

ALL CURRENT DIRECTORS AND
OFFICERS AS A GROUP (5 Persons)                                  6,304,672               24.54%


* Each of these Directors have options to purchase 100,000 shares of common stock of the Company at $0.50 per share.
** This former Director has the option to purchase 100,000 shares of common stock of the Company at $0.50 per share.
*** These shares will be issued on closing of the acquisition of Route1 Corporation and No-Wire Telecom Inc.

(1)  Mr.  McGrath  is  sole  principal  of  Manumit  Enterprises Inc., a private
Tortola, British Virgin Islands company, which directly owns all 1,632,000 shares of common stock beneficially owned by Mr. McGrath. Mr. McGrath's business address is #800, 366 Bay Street, Toronto, Ontario, M5H 4B2.

(2) Mr. Vivacqua is sole principal of Steinberg Hathaway Inc., a private Nassau, Bahamas company, which directly owns all 2,208,000 shares of common stock beneficially owned by Mr. Vivacqua. Mr. Vivacqua's business address is #800, 366 Bay Street, Toronto, Ontario, M5H 4B2.

(3)  Ms.  Cerisse's  business  address  is #676, 141 - 757 West Hastings Street,
Vancouver,  British  Columbia,   Canada,  V6C  1A1.

(4) Mr. Wintemute's business address is 7705 Flint Road S.E. Calgary, Alberta, Canada, T2H 1G3.

(5) Mr. Catling's business address is 7705 Flint Road S.E. Calgary, Alberta, Canada, T2H 1G3.

6) Mr.White's business address is 366 Bay Street, Suite 800, Toronto, Ontario, Canada, M5H 4B2.

(7)Mr. Caron's business address is 366 Bay Street, Suite 800, Toronto, Ontario, Canada, M5H 4B2.

(8) Capital Partners Fund I is a public company, that is incorporated in Nevada and trades on the New York Stock Exchange. The Company's business address is 1211 Avenue of the Americas, New York, New York, 10036.


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

PART  IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS:  none

REPORTS  ON  FORM  8-K:
8k  filed  with  the  SEC  on  December  5,  2002  and  amendments  thereto.
8k  filed  with  the  SEC  on  October  15,  2002  and  amendments  thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOALA  INTERNATIONAL  WIRELESS  INC.

By:     /s/  Miguel  Caron

             Miguel  Caron
             President  and  Director

Date:   January  28,  2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/  Miguel  Caron               Date:  January  28,  2002
       Miguel  Caron
       President  and  Director

By:     /s/  K.  Andrew  White           Date:  January  28,  2002
       K.  Andrew  White
       Chief  Executive  Officer,  Secretary  and  Director


By:     /s/  Lorne  Catling              Date:  January  28,  2002
       Lorne  Catling
       Director

By:     /s/  Christine  Cerisse          Date:  January  28,  2002
       Christine  Cerisse
       Director

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                                     OFFICER
                                  PURSUANT NTO
                             18 W.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, K. Andrew White, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Koala International Wireless Inc. for the fiscal year ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.


                                   By:     /s/  K. Andrew White
                                           ---------------------

                                   Name:     K. Andrew White

                                   Title:    Chief  Executive  Officer

                                   Date:     January 28, 2003


I, Miguel Caron, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Koala International Wireless Inc. for the fiscal year ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.



                                   By:     /s/  Miguel Caron
                                           -----------------------------

                                   Name:     Miguel Caron

                                   Title:    Chief  Financial  Officer

                                   Date:     January 28, 2003