Form 10-Q
period 2002-12-31
KOALA INTERNATIONAL WIRELESS INC
filed 2003-02-21
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     December  31,  2002
                                   -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from     n/a  to       n/a
                                   -------     ---------

000-32749
Commission  file  number

                        KOALA INTERNATIONAL WIRELESS INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                              #76-0616468
         -------------------------                    -----------
(State or other jurisdiction of organization)(I.R.S. Employer Identification No)

                            366 Bay Street, Suite 800
                            Toronto, Ontario, Canada
                            ------------------------
                    (Address of principal executive offices)

                              (416) 304-1474 (223)
                       -----------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of February 15, 2003, the Issuer had 14,181,000 shares of common stock, par value $0.001, issued and outstanding.


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

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                     9

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
---------------------------------

The accompanying consolidated balance sheets of Koala International Wireless Inc. (a development stage company) at December 31, 2002 and September 30, 2002, and the related consolidated statements of operations and the consolidated statements of cash flows for the three months ended December 31, 2002 and December 31, 2001 and for the period August 25, 2000 (inception) to December 31, 2002, have been prepared by Koala International Wireless Inc.'s management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the quarter ended December 31, 2002 are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.

                       Koala International Wireless Inc.
                         (a Development Stage Company)

                          Consolidated BALANCE SHEETS
          As at December 31, 2002 and September 30, 2002  (Unaudited)
                                  U.S. Dollars

                                              December  31         September 30
                                                      2002                 2002
                                                      ----                 ----

ASSETS
Current
    Cash
                                              $        111         $          -
    Accounts  receivable                                 -                    -
    Prepaid  expense                                     -                    -
                                                  --------           ----------
                                                       111                    -

Fixed  assets,  net  of  accumulated  depreciation  $17,496
(September  30,  2002  $15,556)
                                                    22,012               23,952
                                                    ------               ------

Total  Assets                                 $     22,123         $     23,952
                                                    ------               ------

LIABILITIES
Current
     Accounts payable and accrued liabilities $    878,702         $    841,583
                                                   -------              -------

STOCKHOLDERS'  EQUITY
Common  Stock
   Authorized
     100,000,000  shares of common stock with a par value of $0.001 each
      20,000,000 shares of preferred stock with a par value of $0.001 each Issued and outstanding
     14,181,000  shares  of  common  stock          14,181               13,696
              (13,696,000  at  September  30, 2002)
Additional  paid in capital                      2,540,404            2,526,339
Other  comprehensive  income                         5,013                5,013
Deficit  accumulated  during  development  stage  of  operations
                                                (3,416,177)          (3,362,679)
                                                ----------            ---------

Total  Stockholders'  Equity  (Deficit)           (856,579)            (817,631)
                                                  --------              -------

Total  Liabilities and Stockholders' Equity   $     22,123         $     23,952
                                                    ------               ------


    The accompanying notes are an integral part of these consolidated financial statements.

                       Koala International Wireless Inc.
                         (a Development Stage Company)

                     Consolidated STATEMENTS OF OPERATIONS
           For the Three Months Ended December 31, 2002 and 2001 and the Period August 25, 2000 (Inception) to December 31, 2002 (Unaudited)
                                  U.S. Dollars


                                                                August  25, 2000
                                                               (Inception)  to
                            Three  Months     Three  Months     December  31
                                     2002              2001                 2002
                                     ----              ----                 ----

Revenue                      $          -      $          -         $          -
                                 --------         ---------             --------

Expenses
  Website                               -             3,100               74,499
  Professional  fees                5,659            15,075              162,815
  Depreciation                      1,940             2,367               17,496
  Rent, office and administration  30,899             9,774               89,509
  Consulting                       15,000             2,490            2,414,550
  Marketing                             -                 -              193,410
  Product  development                  -                 -              129,040
  Financing  and  due  diligence        -                 -               73,450
  Write-off  merger  goodwill           -                 -               38,013
  Salaries                              -                 -              145,719
  Investor  relations                   -                 -               27,112
  Travel  and  business  development    -                 -               50,564
                                   ------            ------            ---------
                                   53,498            32,806            3,416,177
                                   ------            ------            ---------

Net income (loss) for period $    (53,498)     $    (32,806)       $ (3,416,177)
                                   ------            ------            ---------

Net income (loss) per share        $(0.00)           $(0.00)

Weighted average number of
      shares outstanding       12,739,867         5,192,308


    The accompanying notes are an integral part of these consolidated financial statements.

                       Koala International Wireless Inc.
                         (a Development Stage Company)

                     Consolidated STATEMENTS OF CASH FLOWS
           For the Three Months Ended December 31, 2002 and 2001 and the Period August 25, 2000 (Inception) to December 31, 2002 (Unaudited)
                                  U.S. Dollars

                                                               August  25,  2000
                                                                 (Inception)  to
                                   Three  Months   Three  Months    December  31
                                            2002            2001            2002
                                            ----            ----            ----
Operating  Activities
     Net  income  (loss)                $(53,498)       $(32,806)   $(3,416,177)
     Adjustments  to  reconcile  net  income  (loss)  to  net
         cash  used  by  operating  activities
         Depreciation                      1,940           2,367          17,496
         Stock  option  benefit                -               -       2,263,560
         Other  expenses  paid  by  share  issuance
                                               -               -          27,500
         Shares  issued  to  relinquish  debt
                                               -               -          89,069
         Changes in operating assets and liabilities
                                          37,119          31,726         908,975
                                          ------          ------         -------

Net  cash  provided  by  (used  by)  operating  activities
                                         (14,439)          1,287       (109,577)

Investing  Activities
         Fixed  assets                         -               -        (39,508)

Financing  Activities
         Common  stock  issued  for:
            Cash                          14,550               -         149,196
                                          ------        --------         -------

Inflow  (outflow)  of  cash                  111           1,287             111

Cash,  beginning  of  period                   -             558               -
                                          ------          ------         -------

Cash, end of period                   $      111      $    1,845       $     111
                                          ------          ------         -------

Supplemental  information
     Interest paid                            $0              $0              $0
     Shares  issued  for  services            $0              $0         $27,500
     Corporate  income  taxes  paid           $0              $0              $0



    The accompanying notes are an integral part of these consolidated financial statements.

                       Koala International Wireless Inc.
                         (a Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2002

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

Koala International Wireless Inc. (the "Company" or "Koala" and formerly Kettle River Group Inc.) was incorporated August 18, 1999 in the State of Nevada and is in the development stage. The financial statements include the accounts of Urbanesq.com retroactively to incorporation, giving retroactive effect to its acquisition as a wholly owned subsidiary. Urbanesq was incorporated August 25, 2000, which became the effective date of inception of Koala after the reverse takeover of Urbanesq.

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

3.     BASIS  OF  ACCOUNTING  PRESENTATION

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-SB and Form 10K-SB for the year ended September 30, 2002.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at December 31, 2002 and the results of its operations for the three months then ended. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

4.     COMMON  CAPITAL  STOCK

Pursuant to a voluntary share exchange agreement dated October 17, 2001 and effective October 18, 2001, the Company issued 6,500,000 shares of common stock to acquire 100% of the outstanding share capital of Urbanesq.com, Inc., a private Ontario, Canada company. Certain shareholders of the Company in turn surrendered 7,500,000 shares of the Company's common stock to the Company, resulting in 12,500,000 shares of common stock of the Company issued and outstanding as of October 18, 2001. On completion of the acquisition, Urbanesq.com, Inc. became a wholly-owned subsidiary of the Company. Urbanesq was incorporated August 25, 2000, which became the effective date of inception of Koala after the reverse takeover of Urbanesq.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.
---------------------------------------------------------------------------

The following discussion should be read in conjunction with the accompanying unaudited interim consolidated financial statements.

Plan  of  Operations.
--------------------

The Company has not generated any revenues from operations since inception. During this quarter, the Company actively pursued agreements to acquire Route 1 Corporation., a private Ontario corporation, and NoWire Telecom, Inc., an Egyptian partnership based in Cairo, Egypt in return for the Company's common stock. Subsequently, the Company and Route1 Corporation have mutually agreed not to complete the closing of the Share Exchange Agreement (the "Agreement") as contemplated.

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

No revenue was recorded for the three month period ended December 31, 2002 and no revenue has been generated since inception.

Net loss for the three month period ended December 31, 2002 was $(53,498) compared to a loss of $(32,806) for the three months ended December 31, 2001. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office.

Liquidity  and  Capital  Resources
----------------------------------

The Company has been able to pay its expenses and costs through the increase in its accounts payable. As of December 31, 2002, the Company had a working capital deficiency of $878,591. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended December 31, 2002, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

During the three months ended December 31, 2002 the Company issued 485,000 shares of common stock for cash of $14,550 pursuant to the exercising of stock options.

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

Reports  on  Form  8-K
----------------------

Form  8-K  filed  October  15,  2002.
Form  8-K  filed  December  5,  2002.
Form  8-K/A  filed  December  13,  2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Koala  International  Wireless  Inc.


Date:       February  19,  2003                    By:  /s/  Miguel  Caron
      -------------------------

      Miguel  Caron,  President  and  Director








                               302 CERTIFICATION*

I,  Miguel  Caron,  acting  Chief  Financial  Officer,  certify  that:

     1. I have reviewed this quarterly report  on  Form  10-QSB  of Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February  19,  2003
       -------------------

/s/  Miguel  Caron
_________________________________
Miguel  Caron
Acting  Chief  Financial  Officer







                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Koala International Wireless Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Miguel Caron, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  Miguel  Caron
_______________________
Miguel  Caron
President
Date:  February  19,  2003