Form 10QSB
period 2003-03-31
KOALA INTERNATIONAL WIRELESS INC
filed 2003-05-22
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended   March  31,  2003
                                   --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from   n/a  to      n/a
                                   -------     --------

000-32749
Commission  file  number

                        KOALA INTERNATIONAL WIRELESS INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                   #76-0616468
       -------------------------                          -----------
(State or other jurisdiction of organization)(I.R.S.Employer Identification No.)

                               34 Couples Gallery
                               Ballantrae, Ontario
                                 Canada L4A IM6
                         ------------------------------
                    (Address of principal executive offices)

                                 (905) 642-4715
                         ------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]
(2) Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of April 30, 2003, the Issuer had 14,181,000 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

PART  I  -  FINANCIAL  INFORMATION

         ITEM  1.  FINANCIAL  STATEMENTS                                     3
                  Consolidated  Balance  Sheets                              4
                  Consolidated  Statements  of  Operations                   5
                  Consolidated  Statements  of  Cash  Flows                  6
                  Notes  to  Consolidated  Financial  Statements             7

         ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION 7
                  Plan  of  Operations                                       7
                  Liquidity  and  Capital  Resources                         8
                  Special  Note  Regarding  Forward  Looking  Statements     8

PART  II  -  OTHER  INFORMATION

         ITEM  1.  LEGAL  PROCEEDINGS                                        8

         ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS           8

         ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                        8

         ITEM  4.  SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS    9

         ITEM  5.  OTHER  INFORMATION                                        9

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                     9

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
---------------------------------

The accompanying consolidated balance sheets of Koala International Wireless Inc. (a development stage company) at March 31, 2003 and September 30, 2002, and the related consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2003 and March 31, 2002 and for the period August 18, 1999 (date of inception) to March 31, 2003, have been prepared by Koala International Wireless Inc.'s management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the period ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.




Koala International Wireless Inc.
(a Development Stage Company)
Consolidated BALANCE SHEETS
(Unaudited)
As at March 31, 2003 and September 30, 2002
U.S. Dollars

                                                                                               March  31        September 30
                                                                                                    2003                2002
                                                                                               ---------        ------------

ASSETS
Current
    Cash                                                                                       $     150            $      -

Fixed assets - net of accumulated depreciation of $17,951
    (September $15,556)                                                                           21,557              23,952
                                                                                                  ------              ------

Total Assets                                                                                      21,707            $ 23,952
                                                                                                  ------              ------

LIABILITIES
Current
  Accounts payable and accrued liabilities                                                       922,277            $841,583
                                                                                                 -------            --------

STOCKHOLDERS' EQUITY
Common Stock
  Authorized
        100,000,000 shares of common stock with a par value of $0.001 each
         20,000,000 shares of preferred stock with a par value of $0.001 each
  Issued and outstanding
         14,181,000 shares of common stock                                                        14,181              13,696
         (13,696,000 at September 30, 2002)
Additional paid in capital                                                                     2,540,404           2,403,306
Other comprehensive income                                                                         5,013               5,013
Deficit accumulated during development stage of operations                                    (3,460,168)         (3,239,646)
                                                                                              ----------          ----------

Total Stockholders' Equity (Deficit)                                                            (900,570)           (817,631)
                                                                                                --------            --------

Total Liabilities and Stockholders' Equity                                                     $  21,707            $ 23,952
                                                                                                  ------              ------

The accompanying notes are an integral part of these consolidated financial statements.





Koala International Wireless Inc.
(a Development Stage Company)
Consolidated STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2003 and 2002 and for the Period August 18, 1999 (Date of Inception) to March 31, 2003
U.S. Dollars

                                                                                                            August 18, 1999
                                                                                                            (Inception) to
                                              Six             Six               Three         Three         March 31
                                              Months          Months            Months        Months
                                              2003            2002              2003          2002                     2003
                                              ------          ------            ------        ------        ---------------
Revenue                                       $    -          $    -            $    -        $    -                $     -
                                              ------          ------            ------        ------                -------

Expenses

Website                                            -           3,100                 -             -                 74,499
Professional fees                              7,659          31,886             2,000        16,811                164,815
Depreciation                                   2,395           4,734               455         2,367                 17,951
Rent, office and administration               54,435          16,653            23,536         6,879                113,045
Consulting                                    33,000          12,836            18,000        10,346              2,432,550
Marketing                                          -               -                 -             -                193,410
Product development                                -               -                 -             -                129,040
Financing and due diligence                        -               -                 -             -                 73,450
Write off merger goodwill                          -               -                 -             -                 38,013
Salaries                                           -               -                 -             -                145,719
Investor relations                                 -               -                 -             -                 27,112
Travel and business development                    -           1,181                 -         1,181                 50,564
                                              ------          ------            ------        ------              ---------
                                              85,299          70,390            43,991        37,584              3,460,168
                                              ------          ------            ------        ------              ---------

Net income (loss) for period                $(97,489)       $(70,390)         $(43,991)     $(37,584)           $(3,460,168)
                                             -------         -------           -------       -------             ----------

Net income (loss) per share                   $(0.01)         $(0.01)           $(0.00)      $(0. 01)

Weighted average number of
shares outstanding                        12,739,867       7,192,308        12,739,867     7,192,308


The accompanying notes are an integral part of these consolidated financial statements.




Koala International Wireless Inc.
(a Development Stage Company)
Consolidated STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2003 and 2002 and for the Period August 18, 1999 (Date of Inception) to March 31, 2003
U.S. Dollars

                                                                                                                  August 18, 1999
                                                                                                                  (Inception) to
                                                    Six             Six               Three         Three         March 31
                                                    Months          Months            Months        Months
                                                    2003            2002              2003          2002                     2003
                                                    ------          ------            ------        ------        ---------------
Operating Activities
  Net income (loss)                                 $(97,489)       $(70,390)         $(43,991)     $(37,584)     $(3,460,168)
  Adjustments to reconcile net (loss) to net
      cash used by operating activities                2,395           4,734               455         2,367           17,951
  Changes in operating assets and liabilities         95,244          66,943            43,575        33,527        3,347,229
                                                      ------          ------            ------        ------        ---------

Net cash provided by (used by) operating activities      150           1,287                39        (1,690)         (94,988)
                                                         ---           -----                --        ------          -------

Investing Activities
               Fixed assets                                -               -                 -             -          (39,508)
                                                         ---           -----                --        ------          -------

Financing Activities
               Common stock issued for cash                -               -                 -             -          134,646
                                                         ---           -----                --        ------          -------

Inflow (outflow) of cash                                 150           1,287                39        (1,690)             150

Cash, beginning of period                                  -             558               111         1,845                -
                                                         ---          ------               ---         -----              ---

Cash, end of period                                      150          $1,845              $150          $155             $150
                                                         ---          ------               ---         -----              ---
Supplemental information
  Interest paid                                           $0              $0                $0            $0               $0
  Shares issued for services                              $0              $0                $0            $0         $166,569
  Corporate income taxes paid                             $0              $0                $0            $0               $0



The accompanying notes are an integral part of these consolidated financial statements.

Koala  International  Wireless  Inc.
(a  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Six  Months  Ended  March  31,  2003

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

3.     BASIS  OF  ACCOUNTING  PRESENTATION

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10K-SB for the year ended September 30, 2002.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2003 and the results of its operations for the three and six months then ended. The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company estimates that it needs $150,000.00 to downsize its prototype and ready the device for manufacture. The Company is working towards filling a purchase order for 10,000 units of the device at an anticipated profit margin sufficient to pay out its accounts payable and accrued liabilities.

No revenue was recorded for the three month period ended March 31, 2003 and no revenue has been generated since inception.

Net loss for the three month period ended March 31, 2003 was $(43,991) compared to a loss of $(37,584) for the three months ended March 31, 2002. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office.

Liquidity  and  Capital  Resources
----------------------------------

The Company has been able to pay its expenses and costs through the increase in its accounts payable and payments made by others for the Company. As of March 31, 2003, the Company had a working capital deficiency of $922,127. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern. The Company is actively seeking an investment into the Company of $300,000.00 by way of a private placement.

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

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2003, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

During the three months ended March 31, 2003 the Company issued nil common shares.

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

Reports  on  Form  8-K
----------------------

Form  8-K  filed  October  15,  2002.
Form  8-K  filed  December  5,  2002.
Form  8-K/A  filed  December  13,  2002.
Form  8-K  filed  May  15,  2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Koala  International  Wireless  Inc.


Date:       May  16,  2003                 By:  /s/  Terry  Clarke
      --------------------
                                           Terry Clarke, President and Director

                               302 CERTIFICATION*

I,  Terry  Clarke,  acting  Chief  Financial  Officer,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB for the Corporation;

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

Date:  May  16,  2003
       --------------


/s/  Terry  Clarke
_________________________________
Terry  Clarke,  Acting  Chief  Financial  Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Koala International Wireless Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry Clarke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Terry  Clarke
________________________
Terry  Clarke,  President
Date:  May  16,  2003