Form 10KSB/A
period 2002-09-30
KOALA INTERNATIONAL WIRELESS INC
filed 2003-06-16
CIK 1094651

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                     -------------------------------------------
                                      10-KSB/A
(Mark  one)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2002
                                              --------------------

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


      34 Couples Gallery
      Ballantrae, Ontario, Canada                 L4A 1M6
      ----------------------------               ----------
 (Address  of  principal  executive  offices)   (Zip  Code)


     Copies  to:
     141  -  757  West  Hastings  Street,  Suite  676
     Vancouver,  British  Columbia,  Canada  V6C  1A1


Registrant's  telephone  number:      (905) 642-4715
                                     -----------------


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
(U.S.  DOLLARS)
--------------------------------------------------------------------------------------------------

                                                                                     FROM
                                                                                    DATE OF
                                                                                   INCEPTION
                                                                                      TO
                                                     YEAR ENDED SEPTEMBER 30,    SEPTEMBER 30,
                                                     2002           2001             2002
----------------------------------------------------------------------------------------------

EXPENSES
  Consulting                                         $ 2,399,550    $       0      $ 2,399,550
  Professional fees                                      142,787       10,479          157,156
  Marketing                                              138,800       54,610          193,410
  Product development                                    129,040            0          129,040
  Salaries                                                93,300       44,154          145,719
  Financing and due diligence                             73,450            0           73,450
  Rent, office and administration                         51,185        7,387           58,610
  Travel                                                  33,000       17,224           50,564
  Investor relations                                      27,112            0           27,112
  Website                                                  3,100       38,256           74,499
  Depreciation                                             7,778        7,778           15,556
----------------------------------------------------------------------------------------------
NET LOSS                                             $(3,099,102)   $(179,888)     $(3,324,666)
----------------------------------------------------------------------------------------------
NET LOSS PER SHARE                                       $(0.249)    $(0.1563)
----------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                  12,578,200    1,150,625
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
(U.S.  DOLLARS)


                                                                                                                        Total
                                                                                                                      Stockholders'
                                                 Number                Subscriptions   Comprehensive    Accumulated     Equity
                                               of Shares     Amount     Receivable        Income         Deficit      (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

August 25, 2000 inception                          540,000 $    27,189   $       0      $        0     $         0      $   27,189
Issuance of original common stock
  For services and concept development                   0           0      40,192               0               0          40,192
Foreign currency translation loss                        0           0           0            (194)              0            (194)
Net loss for the initial thirty-six day period           0           0           0               0         (45,676)        (45,676)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                        540,000      27,189      40,192            (194)        (45,676)         21,511
Issuance of common stock
  for cash                                         814,167     187,405     (40,192)              0               0         147,213
Foreign currency translation gain                        0           0           0           8,643               0           8,643
Net loss                                                 0           0           0               0        (179,888)       (179,888)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                      1,354,167     214,594           0           8,449        (225,564)         (2,521)
Shares of accounting subsidiary acquired
  on reverse take-over                          12,145,833     409,003           0               0               0               0
Adjustment to eliminate capital stock of
  accounting subsidiary on reverse take-over             0    (409,003)          0               0               0               0
Cancellation of common stock on acquisition
  of subsidiary                                 (7,500,000)   (119,218)          0               0         119,218               0
Common stock issuance as a result of
  reverse take-over                              6,500,000           1           0               0               0               1
Liabilities assumed on take-over                         0           0           0               0         (38,013)        (38,013)
Cancellation of common stock                      (500,000)     (3,815)          0               0           3,815               0
Issuance for settlement of debt                  1,646,000      59,380           0               0               0          59,380
Issuance for settlement of salaries                 50,000       2,500           0               0               0           2,500
Value of options attached to common shares               0   2,263,560           0               0               0       2,263,560
Foreign currency translation loss                        0           0           0          (3,436)              0          (3,436)
Net loss                                                 0           0           0               0      (3,099,102)     (3,099,102)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                     13,696,000 $ 2,417,002   $       0      $    5,013     $(3,239,646)     $ (817,631)
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
(U.S.  DOLLARS)

-------------------------------------------------------------------------------------------------
                                                                                       FROM
                                                                                      DATE OF
                                                                                     INCEPTION
                                                                                        TO
                                                        YEAR ENDED SEPTEMBER 30,    SEPTEMBER 30,
                                                        2002           2001            2002
-------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net loss                                              $(3,099,102)   $(179,888)    $(3,324,666)
  Items not involving cash
    Amortization                                              7,778        7,778          15,556
    Stock option benefit                                  2,263,560            0       2,263,560
    Salaries paid by share issuance                           2,500            0           2,500
    Consulting and travel paid by
      share issuance                                         25,000            0          25,000
    Shares issued to relinquish debt                         34,380            0          89,069
  Changes in operating assets
    and liabilities                                         765,395       34,739         833,843
-------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVATES                               (489)    (137,371)        (95,138)

INVESTING ACTIVITY
  Fixed assets acquired                                           0      (39,508)        (39,508)

FINANCING ACTIVITY
  Issuance of common stock
    for cash                                                      0      134,646         134,646
-------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                       (489)     (42,233)              0
CASH, BEGINNING OF PERIOD                                       489       42,722               0
-------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                     $         0    $     489     $         0
-------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION
  Shares issued for salaries,
    consulting and debt                                 $    61,880    $       0     $   116,569


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


4.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Foreign  currency  translation

     The functional currency of the Company is the Canadian dollar. The Reporting currency is the U.S. dollar.
     Amounts recorded in foreign currency are translated into U.S. dollars as follows:

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

By:     /s/  Terry Clarke

             Terry Clarke
             President

Date:   June 2, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/  Miguel  Caron               Date:  June 2, 2003
       Miguel  Caron
       Chairman  and  Director

By:     /s/  Lorne  Catling              Date:  June 2, 2003
       Lorne  Catling
       Director

By:     /s/  Christine  Cerisse          Date:  June 2, 2003
       Christine  Cerisse
       Director

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                                     OFFICER
                                  PURSUANT NTO
                             18 W.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, Terry Clarke, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Koala International Wireless Inc. for the fiscal year ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.


                                   By:     /s/  Terry Clarke
                                           ---------------------

                                   Name:     Terry Clarke

                                   Title:    Chief  Executive  Officer

                                   Date:     June 2, 2003


I, Terry Clarke, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Koala International Wireless Inc. for the fiscal year ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.



                                   By:     /s/  Terry Clarke
                                           -----------------------------

                                   Name:     Terry Clarke

                                   Title:    Chief  Financial  Officer

                                   Date:     June 2, 2003

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Koala International Wireless Inc. (the "Company") on Form 10-KSB for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Terry Clarke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Terry  Clarke
________________________
Terry  Clarke
President
Date:  June 2, 2003