Form 10QSB/A
period 2002-12-31
KOALA INTERNATIONAL WIRELESS INC
filed 2003-06-16
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB/A

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


                               34 Couples Gallery
                      Ballantrae, Ontario, Canada L4A 1M6
                      -----------------------------------
                    (Address of principal executive offices)


                              (905) 642-4715
                       -----------------------------------
                           (Issuer's telephone number)


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

                       Koala International Wireless Inc.
                         (a Development Stage Company)

                     Consolidated STATEMENTS OF OPERATIONS
           For the Three Months Ended December 31, 2002 and 2001 and the Period August 25, 2000 (Inception) to December 31, 2002 (Unaudited)
                                  U.S. Dollars


                                                                August  25, 2000
                                                               (Inception)  to
                            Three  Months     Three  Months     December  31
                                     2002              2001                 2002
                                     ----              ----                 ----

Revenue                      $          -      $          -         $          -
                                 --------         ---------             --------

Expenses
  Website                               -             3,100               74,499
  Professional  fees                5,659            15,075              162,815
  Depreciation                      1,940             2,367               17,496
  Rent, office and administration  30,899             9,774               89,509
  Consulting                       15,000             2,490            2,414,550
  Marketing                             -                 -              193,410
  Product  development                  -                 -              129,040
  Financing  and  due  diligence        -                 -               73,450
  Salaries                              -                 -              145,719
  Investor  relations                   -                 -               27,112
  Travel  and  business  development    -                 -               50,564
                                   ------            ------            ---------
                                   53,498            32,806            3,378,164
                                   ------            ------            ---------

Net income (loss) for period $    (53,498)     $    (32,806)       $ (3,378,164)
                                   ------            ------            ---------

Net income (loss) per share        $(0.00)           $(0.00)

Weighted average number of
      shares outstanding       12,739,867         5,192,308


    The accompanying notes are an integral part of these consolidated financial statements.

                       Koala International Wireless Inc.
                         (a Development Stage Company)

                     Consolidated STATEMENTS OF CASH FLOWS
           For the Three Months Ended December 31, 2002 and 2001 and the Period August 25, 2000 (Inception) to December 31, 2002 (Unaudited)
                                  U.S. Dollars

                                                               August  25,  2000
                                                                 (Inception)  to
                                   Three  Months   Three  Months    December  31
                                            2002            2001            2002
                                            ----            ----            ----
Operating  Activities
     Net  income  (loss)                $(53,498)       $(32,806)   $(3,378,164)
     Adjustments  to  reconcile  net  income  (loss)  to  net
         cash  used  by  operating  activities
         Depreciation                      1,940           2,367          17,496
         Stock  option  benefit                -               -       2,263,560
         Other  expenses  paid  by  share  issuance
                                               -               -          27,500
         Shares  issued  to  relinquish  debt
                                               -               -          89,069
         Changes in operating assets and liabilities
                                          37,119          31,726         870,962
                                          ------          ------         -------

Net  cash  provided  by  (used  by)  operating  activities
                                         (14,439)          1,287       (109,577)

Investing  Activities
         Fixed  assets                         -               -        (39,508)

Financing  Activities
         Common  stock  issued  for:
            Cash                          14,550               -         149,196
                                          ------        --------         -------

Inflow  (outflow)  of  cash                  111           1,287             111

Cash,  beginning  of  period                   -             558               -
                                          ------          ------         -------

Cash, end of period                   $      111      $    1,845       $     111
                                          ------          ------         -------

Supplemental  information
     Interest paid                            $0              $0              $0
     Shares  issued  for  services            $0              $0         $27,500
     Corporate  income  taxes  paid           $0              $0              $0



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

     Koala  International  Wireless  Inc.


Date:     June 4, 2003                    By:  /s/  Terry Clarke
      -------------------------           Terry Clark,  President  and  Director









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

Date:  June 4, 2003
       -------------------

/s/  Terry Clarke
_________________________________
Terry Clarke
Acting  Chief  Financial  Officer








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



/s/  Terry Clarke
_______________________
Terry Clarke
President
Date:  June 4,  2003