Form 10QSB/A
period 2003-03-31
KOALA INTERNATIONAL WIRELESS INC
filed 2003-06-16
CIK 1094651

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

                                                                                                            August 18, 1999
                                                                                                            (Inception) to
                                              Six             Six               Three         Three         March 31
                                              Months          Months            Months        Months
                                              2003            2002              2003          2002                     2003
                                              ------          ------            ------        ------        ---------------
Revenue                                       $    -          $    -            $    -        $    -                $     -
                                              ------          ------            ------        ------                -------

Expenses

Website                                            -           3,100                 -             -                 74,499
Professional fees                              7,659          31,886             2,000        16,811                164,815
Depreciation                                   2,395           4,734               455         2,367                 17,951
Rent, office and administration               54,435          16,653            23,536         6,879                113,045
Consulting                                    33,000          12,836            18,000        10,346              2,432,550
Marketing                                          -               -                 -             -                193,410
Product development                                -               -                 -             -                129,040
Financing and due diligence                        -               -                 -             -                 73,450
Salaries                                           -               -                 -             -                145,719
Investor relations                                 -               -                 -             -                 27,112
Travel and business development                    -           1,181                 -         1,181                 50,564
                                              ------          ------            ------        ------              ---------
                                              85,299          70,390            43,991        37,584              3,422,155
                                              ------          ------            ------        ------              ---------

Net income (loss) for period                $(97,489)       $(70,390)         $(43,991)     $(37,584)           $(3,422,155)
                                             -------         -------           -------       -------             ----------

Net income (loss) per share                   $(0.01)         $(0.01)           $(0.00)      $(0. 01)

Weighted average number of
shares outstanding                        12,739,867       7,192,308        12,739,867     7,192,308


The accompanying notes are an integral part of these consolidated financial statements.




Koala International Wireless Inc.
(a Development Stage Company)
Consolidated STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2003 and 2002 and for the Period August 18, 1999 (Date of Inception) to March 31, 2003
U.S. Dollars

                                                                                                                  August 18, 1999
                                                                                                                  (Inception) to
                                                    Six             Six               Three         Three         March 31
                                                    Months          Months            Months        Months
                                                    2003            2002              2003          2002                     2003
                                                    ------          ------            ------        ------        ---------------
Operating Activities
  Net income (loss)                                 $(97,489)       $(70,390)         $(43,991)     $(37,584)     $(3,422,155)
  Adjustments to reconcile net (loss) to net
      cash used by operating activities                2,395           4,734               455         2,367           17,951
  Changes in operating assets and liabilities         95,244          66,943            43,575        33,527        3,309,216
                                                      ------          ------            ------        ------        ---------

Net cash provided by (used by) operating activities      150           1,287                39        (1,690)         (94,988)
                                                         ---           -----                --        ------          -------

Investing Activities
               Fixed assets                                -               -                 -             -          (39,508)
                                                         ---           -----                --        ------          -------

Financing Activities
               Common stock issued for cash                -               -                 -             -          134,646
                                                         ---           -----                --        ------          -------

Inflow (outflow) of cash                                 150           1,287                39        (1,690)             150

Cash, beginning of period                                  -             558               111         1,845                -
                                                         ---          ------               ---         -----              ---

Cash, end of period                                      150          $1,845              $150          $155             $150
                                                         ---          ------               ---         -----              ---
Supplemental information
  Interest paid                                           $0              $0                $0            $0               $0
  Shares issued for services                              $0              $0                $0            $0         $166,569
  Corporate income taxes paid                             $0              $0                $0            $0               $0



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

                                           Koala  International  Wireless  Inc.


Date:      June 5, 2003                    By:  /s/  Terry  Clarke
      --------------------
                                           Terry Clarke, President and Director

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

Date:  June 5, 2003
       --------------


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


/s/  Terry  Clarke
________________________
Terry  Clarke,  President
Date:  June 5, 2003