Form 10QSB
period 2003-06-30
KOALA INTERNATIONAL WIRELESS INC
filed 2003-08-20
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-32749

KOALA INTERNATIONAL WIRELESS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	#76-0616468
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

34 Couples Gallery
Ballantrae, Ontario
Canada L4A IM6
(Address of principal executive offices)

(905) 642-4715
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☒  No (2) Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
As of August 16, 2003, the Issuer had 28,160,556 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying consolidated balance sheets of Koala International Wireless Inc. (a development stage company) at June 30, 2003 and September 30, 2002, and the related consolidated statements of operations and the consolidated statements of cash flows for the nine months ended June 30, 2003 and June 30, 2002 and for the period August 18, 1999 (date of inception) to June 30, 2003 have been prepared by Koala International Wireless Inc.'s management and do not include all information and notes to consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the period ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.

Koala International Wireless Inc.
(a Development Stage Company)
Consolidated BALANCE SHEETS
(Unaudited) A
s at June 30, 2003 and September 30, 2002
U.S. Dollars

	June 30	September 30
	2003	2002

ASSETS
Current
Cash	$150	$-

Fixed assets – net of accumulated depreciation of $ 19,151
(September $ 15,556)	20,357	23,952

Total Assets	$20,507	$23,952

LIABILITIES
Current
Accounts payable and accrued liabilities	$955,847	$841,583

STOCKHOLDERS' EQUITY
Common Stock
Authorized
100,000,000 shares of common stock with a par value of $0.001 each
20,000,000 shares of preferred stock with a par value of $0.001 each
Issued and outstanding
14,181,000 shares of common stock	14,181	13,696
(13,696,000 at September 31, 2002)

Additional paid in capital	2,540,404	2,403,306
Other comprehensive income	5,013	5,013
Deficit accumulated during development stage of operations	(3,494,938)	(3,239,646)

Total Stockholders' Equity (Deficit)	(935,340)	(817,631)

Total Liabilities and Stockholders' Equity	$20,507	$23,952

The accompanying notes are an integral part of these consolidated financial statements.

Koala International Wireless Inc.
(a Development Stage Company)
Consolidated STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Nine Months Ended June 30, 2003 and 2002 and
for the Period August 18, 1999 (Date of Inception) to June 30, 2003
U.S. Dollars

	Nine	Nine	Three	Three	August 18, 1999
	Months	Months	Months	Months	(Inception) to
	2003	2002	2003	2002	June 30, 2002

Revenue	$-	$-	$-	$-	$-

Expenses
Product development	-	53,750	-	53,750	129,040
Website	-	3,100	-	-	74,499
Professional fees	3,205	85,715	(4,454)	53,829	160,361
Investor relations	-	38,412	-	38,412	27,112
Depreciation	3,595	7,101	1,200	2,367	19,151
Rent, office and administration	91,132	60,025	36,697	44,681	149,742
Consulting	33,000	12,836	-	-	2,432,550
Financing and due diligence	-	12,000	-	12,000	73,450
Marketing	-	13,800	-	13,800	193,410
Write off merger goodwill	-	-	-	-	38,013
Salaries	-	-	-	-	145,719
Travel and business development	-	10,000	1,327	10,000	51,891

	130,932	298,543	34,770	229,334	3,494,938

Net income (loss) for period	$(130,932)	$(298,543)	$(34,770)	$(229,334)	$(3,494,938)

Net income (loss) per share	$(0.01)	$(0.03)	$(0.00)	$(0.02)

Weighted average number of shares outstanding	14,059,750	10,500,000	14,090,090	12,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Koala International Wireless Inc.
(a Development Stage Company)
Consolidated STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three and Nine Months Ended June 30, 2003 and 2002 and
for the Period August 18, 1999 (Date of Inception) to June 30, 2003
U.S. Dollars

						August 18, 1999
						(Inception) to
	Nine Months			Three Months		June 30
	2003		2002	2003	2002	2003

Operating Activities
Net income (loss)	$(130,932)		$(298,543)	$(34,770)	$(229,334)	$(3,494,938)
Adjustments to reconcile net income (loss) to net
cash used by operating activities	3,595		7,101	1,200	2,367	19,151
Services acquired for issuance of stock	-		53,750	-	53,750	53,750
	-		-	-	-	2,399,550
Changes in operating assets and liabilities	127,487		237,144	33,570	173,072	749,774

Net cash provided by (used by) operating activities	150		(548)	-	(145)	(272,713)

Investing Activities
Fixed assets	-		-	-	-	(48,090)

Financing Activities
Common stock issued for:
License	-		-	-	-	2,000
Organizational expense	-		-	-	-	2,500
Acquisition of Urbanesq.com	-		-	-	-	6,500
Additional paid in capital - cash	-		-	-	-	309,813

	-		-	-	-	320,813

Inflow (outflow) of cash	150		(548)	-	(145)	10

Cash, beginning of period	-		558	150	155	-

Cash, end of period	$150		$10	$150	$10	$150

Supplemental information
Interest paid	$0		$0	$0	$0	$0
Shares issued for services	1,075,000	-	-	1,075,000	-	1,075,000
Corporate income taxes paid	$0		$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

Koala International Wireless Inc.
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended June 30, 2003

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2003 and the results of its operations for the nine months then ended. The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

4.     COMMON CAPITAL STOCK

Pursuant to a voluntary share exchange agreement effective October 18, 2001, the Company issued 6,500,000 shares of common stock to acquire 100% of the outstanding share capital of Urbanesq.com, Inc., a private Ontario, Canada company. Certain shareholders of the Company in turn surrendered 7,500,000 shares of the Company’s common stock to the Company, resulting in 12,500,000 shares of common stock of the Company issued and outstanding as of October 18, 2001. On completion of the acquisition, Urbanesq.com, Inc. became a wholly-owned subsidiary of the Company. Urbanesq was incorporated August 25, 2000, which became the effective date of inception of Koala after the reverse takeover of Urbanesq.

5.     SUBSEQUENT EVENT

Subsequent to June 30, 2003, the Company issued 1,100,000 shares of common stock to acquire NoWire, 6,310,000 shares for consulting services, 6,112,646 shares for technology development and 456,910 shares for cash of $46,156 for a total issuance of 13,979,556 shares of common stock.

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

No revenue was recorded for the nine month period ended June 30, 2003 and no revenue has been generated since inception.

Net loss for the three month period ended June 30, 2003 was $(34,770) compared to a loss of $(229,334) for the three months ended June 30, 2002. The expenditures reflected in the loss represent the Company’s administrative expenses, including maintenance of an office.

Liquidity and Capital Resources

The Company has been able to pay its expenses and costs through the increase in its accounts payable and payments made by others for the Company. As of June 30, 2003, the Company had a working capital deficiency of $955,697. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company’s common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern. The Company is actively seeking an investment into the Company of $300,000.00 by way of a private placement.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2003, nor did the Company commence any lawsuits during the same period.

Item 2. Changes in Securities and Use of Proceeds.

Changes in Securities

During the three months ended June 30, 2003 the Company issued nil common shares. Subsequent to June 30, 2003 the Company issued 13,979,556 common shares

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were put forward to a vote of the security holders of the Company this quarter.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on form 8-K.

Exhibits

31.1	Certification pursuant to Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K

Form 8-K filed October 15, 2002: Form 8-K filed December 5, 2002: Form 8-K/A filed December 13, 2002: Form 8-K filed May 15, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Koala International Wireless Inc.

Date:	August 18, 2003	By: /s/ Terry Clarke
Terry Clarke, President