Form 10KSB
period 2003-09-30
KOALA INTERNATIONAL WIRELESS INC
filed 2004-01-22
CIK 1094651

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------
                                   FORM 10-KSB

(Mark  one)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2003

OR

[   ]  Transition  report  under  section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  transition  Period  from  ___________  to  ___________

                         Commission file number: 0-28475
                        KOALA INTERNATIONAL WIRELESS INC.
                 (Name of small business issuer in its charter)


           Nevada                                          76-0616468
           ------                                          ----------
 (State  or  other  jurisdiction                       (I.R.S.  Employer
of  incorporation  or  organization)                  Identification  No.)


  2929  E.  Commercial  Blvd.  Suite  610
  Fort  Lauderdale,  FL                                    33308
  ---------------------                                    -----
 (Address  of  principal  executive  offices)            (Zip  Code)

Registrant's  telephone  number:  (954)771-5500
                                  -------------


Securities  registered  under  Section  12(b)  of  the  Act:  None.

Securities  registered under Section 12(g) of the Act:   Common Stock, par value
$0.001  per  share  (Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject to such filing requirements for the past 90 days.
Yes [ ]  No  [X]  Yes  [X]  No  [  ]

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

As of December 31, 2003, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $4,316,481 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On December 31, 2003, the registrant had 100,219,486 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Documents  incorporated  by  reference:  None

KOALA  INTERNATIONAL  WIRELESS  INC.
Index  to  Annual  Report  on  Form 10-KSB For the Year Ended September 30, 2003

Part  I
-------
Page
----

Item  1     Description  of  Business                                       3
Item  2     Description  of  Property                                       5
Item  3     Legal  Proceedings                                              5
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders     5

Part  II
--------

Item  5     Market  for  Common  Equity  and  Related  Stockholder Matters  5
Item  6     Management's  Discussion  and  Analysis  of  Financial
                Condition  or  Plan  of  Operation                          6
Item  7     Financial  Statements                                           9
Item  8     Changes  In  and  Disagreements  With  Accountants  on
                Accounting  and  Financial  Disclosure                     20

Part  III
---------

Item  9     Directors,  Executive  Officers,  Promoters  and  Control
                Persons; Compliance With Section 16(a) of the Exchange Act 20
Item  10    Executive  Compensation                                        21
Item  11    Security  Ownership  of  Certain  Beneficial  Owners
                 and  Management                                           22
Item  12    Certain  Relationships  and  Related  Transactions             22
Item  13    Exhibits  and  Reports  on  Form  8-K                          22
Item  14    Control  Procedures                                            23

Signatures                                                                 24

Certifications                                                             25

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS


CORPORATE  BACKGROUND

     Koala International Wireless Inc. (the "Company") is a developmental stage company that was incorporated in Nevada on August 18, 1999. From inception through September 30, 2003, the Company's activities have been organizational, directed at raising its initial capital and developing its business plan.

     In June 2001, the Company began to investigate other businesses, at which time the opportunity to acquire Urbanesq.com, Inc. ("Urbanesq"), a private Ontario corporation which owned the rights to a handheld communications device, arose. The Company acquired all of the outstanding shares of common stock of Urbanesq from the stockholders of Urbanesq in exchange for an aggregate of 6,500,000 shares of its common stock. Immediately following the exchange, certain stockholders of the Company surrendered an aggregate of 7,500,000 shares of common stock to the Company, which were immediately cancelled by the Company.

     In August 2002, the Company explored the possibility of developing an end-to-end communication device and service. The Company was going to accomplish this goal through the purchase of three companies: No-Wire Telecom Inc., IP Co. Ltd. and Route1 Corporation. None of these acquisitions proceeded and the purchase of each company was abandoned. Ultimately, however, the Company did acquire specific product development and design directly from No-Wire and four individuals in exchange for the issuance of 2,804,556 common shares.


PLANNED  FUTURE  OPERATIONS

     The Company's intended business following its acquisition of Urbanesq was to produce and market a product called the Hipster and the subscription services associated with that product. The Company has ceased to pursue this business and instead now intends to launch a Windows based communication device and associated services. The new device is being designed to access information from the Internet, provide email service and other communication functionality such as text messaging. The plan is to deliver multiple services, some on a subscription basis, in a manner similar to the way a consumer currently pays for a cellular telephone. The first market for the device and services will be Europe followed by other GSM/GPRS markets. The base product and the handheld communicator, the KEEWEE, a Personal Digital Assistant (PDA), have been redefined. A contract to develop the newly defined device should be finalized by the second quarter of 2004. The contract will include building the prototype, certification of the prototype and development of the manufacturing of the prototype.

Marketing  and  Distribution

     The KEEWEE device and network services will be marketed to GSM/ GPRS based wireless operators for resale to end users as is the case for products like the Handsring Treo and RIM Blackberry.

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

Regulatory  Environment

     The manufacture and use of the KEEWEE device will be subject to regulation by one or more federal agencies, including the Federal Trade Commission and the Canadian Radio and Television Commission. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

Intellectual  Property  Protection

     The Company primarily uses confidential policies in developing its product which are internally implemented by the Company to protect the specific design. The Company is exploring placing patents on the device and software developed for its operation.

Business

     With the exception of the following, the Company has abandoned its previous intended acquisitions and business strategies. In the Company's judgment, these former projects did not fit in with the Company's new direction or were not commercially feasible.

     The Company has acquired specific assets and technologies from NoWire Telecom, Inc., a wireless messaging company, incorporated in Cairo, Egypt. The assets acquired include virtual carrier agreements with more than 125 international telephone and data carriers to enable the delivery of premium data and Short Messaging content and services to their customers, for the issuance of common shares. Initially, the Company intended to acquire NoWire, but it was mutually agreed to abandon that form of acquisition in favor of the Company buying only certain assets of NoWire.

     We are developing an International Mobile Virtual Network Operator (IMVNO) platform to allow the delivery of voice, data and Short Messaging over multiple networks. Concurrent with the IMVNO development, We are pursuing the development of applicable devices to serve the network subscribers. The IMVNO strategy will enable subscribers to access the Internet, play and store MP3, utilize existing applications including calendaring, contact management systems, email and Short Messaging and additional functionality, some not currently available in the marketplace.

Intellectual  Property

     The nature of patent and trademark registration is very complex and requires legal expertise. To date, no applications have been prepared to patent any of the Company's assets or concepts.

Employees

     The Company is in the developmental stage and currently has no employees. The Company looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants. Management plans to use consultants, attorneys and accountants as necessary. A portion of any employee compensation package likely would include the right to acquire stock in the Company, which would dilute the ownership interest of holders of existing shares of the Company's common stock.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company has relocated its principal executive offices from Ontario, Canada, M5H 4B2 to 2929 E. Commercial Blvd. Suite 610 Fort Lauderdale, FL 33308 where it currently leases premises space on a 1 year lease for $1334.67 per month. The Company is in the process of establishing a development office in Southern California and a Governmental Affair's office in Northern Virginia.

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

     No matters were submitted to the stockholders during the year ended September 30, 2003.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's common stock was approved for trading on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol KTLR on August 24, 2001. In connection with the change of the Company's name to Koala International Wireless Inc., the Company's trading symbol was changed to KIWI on December 10, 2001. The Company changed its name again in January
2004  to  KIWI Networks Solutions, Inc. The Company's current trading symbol is:
KWNS.
     The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the period indicated. Such prices are interdealer prices without retail markups, markdowns or commissions and may not represent actual transactions.

QUARTER  ENDED                           HIGH                LOW

December  31,  2001                     $3.10               $3.10
March  31,  2002                        $3.95               $3.95
June  30,  2002                          $.99                $.72
September  30,  2002                     $.21                $.20

December  31,  2002                      $.11                $.11
March  31,  2003                         $.38                $.32
June  30,  2003                          $.135               $.135
September  30,  2003                     $.16                $.13

     The Board of Directors and persons owning the majority of the outstanding voting Common Stock of Koala have unanimously adopted and approved resolutions to effect the change to the Articles of Incorporation and Bylaws of the Company. On December 31, 2003, the Company's issued and outstanding common stock totalled 100,219,486 shares, held by approximately 317 stockholders of record and by an undetermined number of additional stockholders through nominee or street name accounts with brokers.

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

PLAN  OF  OPERATIONS

     The Company's business is still in its development stage. The Company has not generated any revenue to date. The Company plans to generate revenue through the production and marketing of its communication device and services. No revenues have been received during the fiscal year. Attempts, although promising to date, to raise capital to permit the company to finalize its hardware product have not been successful.

     During the period from August 25, 2000 (date of inception of Urbanesq) through September 30, 2003, the Company engaged in no significant operations other than organizational activities and research and development. The Company received no revenues during this period.

     For the 2003 fiscal year, the Company incurred a loss in the amount of $3,212,184, compared to a loss of $3,137,115 in the previous year. The expenses are incurred due to efforts to increase the Company's business presence and efforts to develop its business plan. Operation costs over the next year will depend on a number of factors, including the cost of producing the new communications device, the cost of conducting marketing research and preparing a marketing campaign.

Recent  Developments  and  Discussions

     The Company's business plan is to continue development of the keewee communications device, for which the Company intends to subcontract the production. The base product and the handheld communicator (PDA) have been redefined. The Company intends to contract out the building of the prototype, certification of the prototype and development of the manufacturing of the prototype. Until sufficient funding is secured, no commitments will be made to start development on the newly defined handheld communicator. No purchase orders can be finalized until the development schedule and the manufacturing schedule have been put into place following receipt of capital to start the process. The Company signed a Letter of Intent to acquire a software company, Digiplates Software Inc. of Hollywood, California. This acquisition, when completed during the first quarter of calendar 2004, will permit the company to offer applications that can be then licensed to other Information Service Providers (ISP) and Application Service Providers (ASP) to generate revenues. Among the applications to be licensed is their Project Management Suite which enables small to large enterprises to set up and deploy an instant intranet. Along with this acquisition, the acquisition of IPBand should be finalized in fiscal year 2004 which will provide server and infrastructure capability for the company. Coinciding with these efforts, the acquisition of Dylan Morris Software Inc. should be completed during the first quarter of calendar 2004. This software will provide secure transmission 2-way in any form on a peer to peer basis.

     The Company has signed a Memorandum of Understanding with Digi Link Technologies, Inc. (OTC symbol: DGLT) to form a cooperative business development and management alliance ("Agreement"). Final terms of the Agreement are subject to the satisfactory outcome of due diligence conducted by both DGLT and KIWI of each other's material representations as well as approval by each Company's respective Board of Directors.

     The Company did not complete its Share Exchange Agreement with NoWire Telecom Inc., and instead, purchased certain technology, based on research and development, from NoWire Telecom for the issuance of 2,212,646 common shares.

     The Company is in the process of negotiating a private placement to provide funds for the completion of the development of the KEEWEE device.

Liquidity  and  Capital  Resources

     The Company has been able to pay its expenses and costs through the increase in its accounts payable, payments made by others for the Company and by the settlement of the payable amounts with shares of common stock of the Company. As of September 30, 2003, the Company had a working capital deficiency of $82,563 compared to a working capital deficiency of $841,583 at September 30, 2002. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. As of September 30, 2003, the Company had a total stockholders' deficit of $63,406, with accumulated deficit during the development stage of $6,451,830. There is doubt regarding the Company's ability to continue as a going concern.

     No material commitments for capital expenditures were made during the years ended September 30, 2003 or 2002.

     The Company estimates the cost of producing and marketing the KEEWEE product at $500,000. The Company is in the process of negotiating financing for completion of product development and the first manufacturing run. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisitions of other businesses.

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

EFFECT  OF  FLUCTUATIONS  IN  FOREIGN  EXCHANGE  RATES

     The Company's reporting and functional currency is the US dollar. Currently, most of the Company's operations are located in Canada. Transactions in Canadian dollars have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company's international operations in other than US dollars will be subject to foreign exchange risk.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In December 2002, FASB issued SFAS 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment to SFAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value method of accounting. These disclosures are now required for interim periods in additional to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted these requirements effective October 1, 2002.


ITEM  7.  FINANCIAL  STATEMENTS

Report  of  Independent  Chartered  Accountants                               11

Consolidated  Balance  Sheets  as  at  September  30,  2003  and
September  30, 2002                                                           12

Consolidated  Statements  of  Operations  for  the  years  ended
September  30, 2003, and  September  30,  2002,  and  for  the  period
from  August  25,  2000 (Date  of  Inception)  to  September  30,  2003       13

Consolidated  Statements  of  Stockholders'  Equity  for  the  period  from
August  25,  2000 (Date  of  Inception)  to  September  30,  2003             14

Consolidated Statements  of  Cash  Flows  for  the  years  ended
September  30, 2003, and  September  30,  2002,  and  for  the  period
from  August  25,  2000 (Date  of  Inception)  to  September  30,  2003       16

Notes  to  Consolidated  Financial  Statements                                17

1REPORT  OF  INDEPENDENT  CHARTERED  ACCOUNTANTS

TO  THE  SHAREHOLDERS  AND  DIRECTORS
OF  KOALA  INTERNATIONAL  WIRELESS  INC.
(A  Development  Stage  Company)

We have audited the consolidated balance sheets of Koala International Wireless Inc. (a development stage company) as at September 30, 2003 and 2002 and the statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended September 30, 2003 and 2002 and the cumulative totals for the development stage operations from August 25, 2000 (inception) through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2003 and 2002 and the results of its operations and its cash flows for the two years ended September 30, 2003 and 2002 and the cumulative totals for the development stage operations from August 25, 2000 (inception) through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



"Pannell  Kerr  Forster"

Chartered  Accountants

Vancouver,  Canada
January  16,  2004



KOALA INTERNATIONAL WIRELESS INC.
(A Development Stage Company)
Consolidated Balance Sheets
September 30
(U.S. Dollars)


                                                                          2003          2002
                                                                   ------------  ------------
Assets


Current
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        60   $         0
-----------------------------------------------------------------  ------------  ------------




Total Current Assets. . . . . . . . . . . . . . . . . . . . . . .           60             0
Property and Equipment, net of accumulated  amortization
  $20,351 (2002 - $15,556). . . . . . . . . . . . . . . . . . . .       19,157        23,952
-----------------------------------------------------------------  ------------  ------------


                                                                   $    19,217   $    23,952
-----------------------------------------------------------------  ------------  ------------


Liabilities


Current
  Accounts payable and accrued liabilities. . . . . . . . . . . .       82,623       841,583

Commitments (note 7)

Stockholders' Equity
Capital Stock (Notes 5 and 10)
Preferred Stock, $0.001 Par Value, 20,000,000 Shares authorized,
 No Preferred shares Issued and Outstanding
Common Stock,$0.001 Par Value, 100,000,000 Shares authorized,
   51,419,486 shares Issued and Outstanding . . . . . . . . . . .       51,419        13,696
                      (2002 - 13,696,000)
Additional paid in capital. . . . . . . . . . . . . . . . . . . .    6,339,254     2,403,306
Subscription receivable . . . . . . . . . . . . . . . . . . . . .       (7,100)            0

Other Comprehensive Income. . . . . . . . . . . . . . . . . . . .        4,851         5,013
Deficit Accumulated During Development Stage of Operations. . . .   (6,451,830)   (3,239,646)
-----------------------------------------------------------------  ------------  ------------


Total Stockholders' Deficiency. . . . . . . . . . . . . . . . . .      (63,406)     (817,631)
-----------------------------------------------------------------  ------------  ------------


Total Liabilities and Stockholders' Equity. . . . . . . . . . . .  $    19,217   $    23,952
-----------------------------------------------------------------  ------------  ------------

See  notes  to  consolidated  financial  statements.2




KOALA INTERNATIONAL WIRELESS INC.
(A Development Stage Company)
Consolidated Statements of Operations
Years Ended September 30, 2003, September 30, 2002 and for the Period from August 25, 2000 (Inception) to September 30, 2003
(U.S. Dollars)


                                                                                                From
                                                                                               Date of
                                                                                              Inception
                                                                                                  To
                                                                  Year Ended September 30,    September 30,
                                                                   2003             2002          2003
-----------------------------------------------------------------------------------------------------------

Expenses
  Consulting. . . . . . . . . . . . . . . . . . .           $     1,583,000   $    2,399,550   $ 3,982,550
  Stock based Compensation. . . . . . . . . . . . . . . . . . . .   214,660                0       214,660
  Professional fees . . . . . . . . . . . . . . . . . . . . . . .    49,669          142,787       215,825
  Directors compensation. . .  . . . . . . . . .                    950,000                0       950,000
  Marketing . . . . . . . . .  . . . . . . . . .                          0          138,800       193,410
  Product development . . .  . . . . . . . . . .                    280,456          129,040       400,496
  Salaries. . . . . . . . . . . . . . . . .  . .                          0           93,300       145,719
  Financing and due diligence . . .  . . . . . .                          0           73,450        73,450
  Rent, office and administration . . . . . .. .                    129,604           51,185       188,214
  Write-off merger goodwill . . . . . . . . .. .                          0           38,013        38,013
  Travel. . . . . . . . . . . . . . . . . . .. .                          0           33,000        50,564
  Investor relations. . .. . . . . . . . . . . .                          0           27,112        27,112
  Website . . .  . . . . . . . . . . . . . . . .                          0            3,100        74,499
  Depreciation. . .  . . . . . . . . . . . . . .                      4,795            7,778        20,351
-----------------------------------------------------------------------------------------------------------
Net Loss. . . . . .  . . . . . . . . . . . . . . . .      .  $   (3,212,184)  $   (3,137,115)  $(6,574,863)
Comprehensive Items . . . . . . . . . . . . . . . . . .                (162)          (3,436)        4,851
-----------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss) . . . . . . . . . . . . . . . .  $   (3,212,346)  $   (3,140,551)  $(6,570,012)
-----------------------------------------------------------------------------------------------------------
Net Loss Per Share. . . . . . . . . . . . . . . . . . . . .  $        (0.20)  $        (0.25)
-----------------------------------------------------------------------------------------------------------
Weighted Average Number of
  Shares Outstanding. . . . . . . . . . .  . . .                 16,449,100       12,578,200
-----------------------------------------------------------------------------------------------------------





KOALA INTERNATIONAL WIRELESS INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Years Ended September 30, 2003, and September 30, 2002 and for the Period from August 25, 2000 (Inception) to September 30, 2003
(U.S. Dollars)


                                                    Common Stock                                                   Total
                                               & Paid In Capital                                                   Stockholders'
                                       Number       in excess of   Subscriptions   Comprehensive    Accumulated    Equity
                                    of Shares  $ 0.001 par Value    Receivable        Income           Deficit    (Deficiency)
---------------------------------------------------------------------------------------------------------------

August 25, 2000 inception . .         540,000    $       27,189    $          0     $         0      $       0      $    27,189
Issuance of original common stock
  For services and concept development.     0                 0          40,192               0              0           40,192
Foreign currency translation loss           0                 0               0            (194)             0             (194)
Net loss for the initial
  thirty-six day period. .                  0                 0               0               0        (45,676)         (45,676)
---------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000 . .       540,000            27,189          40,192            (194)       (45,676)          21,511
Issuance of common stock
  for cash.                           814,167           187,405         (40,192)              0              0          147,213
Foreign currency translation gain           0                 0               0           8,643              0            8,643
Net loss. . .                               0                 0               0               0       (179,888)        (179,888)
---------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001 . .     1,354,167           214,594               0           8,449       (225,564)          (2,521)
Shares of accounting subsidiary
  acquired on reverse take-over    12,145,833           409,003               0               0              0                0
Adjustment to eliminate capital
  stock of accounting subsidiary
  on reverse take-over                      0          (409,003)              0               0              0                0
Cancellation of common stock on
  acquisition of subsidiary        (7,500,000)         (119,218)              0               0        119,218                0
Common stock issuance as a result
  of reverse take-over              6,500,000                 1               0               0              0                1
Cancellation of common stock. .      (500,000)           (3,815)              0               0          3,815                0
Issuance for settlement of debt     1,646,000            59,380               0               0              0           59,380
Issuance for settlement of salaries    50,000             2,500               0               0              0            2,500
Value of options attached to common shares. 0         2,263,560               0               0              0        2,263,560
Foreign currency translation loss           0                 0               0          (3,436)             0           (3,436)
Net loss. . .                               0                 0               0               0     (3,137,115)      (3,137,115)
---------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002 . . .  13,696,000     $   2,417,002    $          0   $       5,013   $ (3,239,646)  $     (817,631)
Issuance for settlement of debt .   8,758,930           926,555               0               0              0          926,555
Issuance on exercise of options . . 1,100,000            43,000          (7,100)              0              0           35,900
Issuance for services and
  Technology                        2,864,556           289,456               0               0              0          289,456
Issuance for consulting fees.      15,500,000         1,550,000               0               0              0        1,550,000
Stock based Compensation (Note4(h))         0           214,660               0               0              0          214,660
Issuance for compensation to
  directors.                        9,500,000           950,000               0               0              0          950,000
Foreign currency translation loss           0                 0               0            (162)             0             (162)
Net loss. . .                               0                 0               0               0     (3,212,184)      (3,212,184)
---------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003        51,419,486         6,390,673 . . . .  (7,100)          4,851     (6,451,830)         (63,406)




KOALA INTERNATIONAL WIRELESS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years Ended September 30, 2003, September 30, 2002 and for the Period from August 25, 2000 (Inception) to September 30, 2003
(U.S. Dollars)


                                                                                                          From
                                                                                                          Date of
                                                                                                          Inception
                                                                                                          To
                                                                             Year Ended September 30,     September 30,
                                                                           2003                   2002    2003
-----------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net loss. . .. . . . . . . . . . . . . . . . . . . . . . .        . .  $ (3,212,184)    $ (3,137,115)  $(6,574,863)
  Items not involving cash
    Amortization. .  . . . . . . . . . . . . . . . . . . .                      4,795            7,778        20,351
    Salaries paid by share issuance .. . . . . . . . . . .                          0            2,500         2,500
    Consulting. . . . . .  . . . . . . . . . . . . . . . .                    214,660        2,263,560     2,478,120
    Directors compensation paid by shares
       share issuance . . .  . . . . . . . . . . . . . . .                    950,000                0       950,000
    Consulting, services, technology  and
       travel paid by share issuance . ..  . . . . . . . .                  1,839,456           25,000     1,864,456
  Changes in operating assets
    and liabilities . . . . . . . . . . .  . . . . . . . .                    167,433          837,788     1,128,348
-----------------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activates. . . . . .. . . . . . . .                    (35,840)            (489)     (130,988)

Investing Activity
  Fixed assets acquired . . . . . . . . . .. . . . . . . .                          0                0       (39,508)

Financing Activity
  Issuance of common stock
    for cash. . . . . . . . . . . . . . . .. . . . . . . .                     35,900                0       170,556
-----------------------------------------------------------------------------------------------------------------------
Inflow (Outflow) of Cash. . . . . . . . . .. . . . . . . .                         60             (489)           60
Cash, Beginning of Period . . . . . . . . .. . . . . . . .                          0              489             0
-----------------------------------------------------------------------------------------------------------------------
Cash, End of Period . . . . . . . . . . . .. . . . . . . . . . . . . . . $         60     $          0   $        60
-----------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
  Shares Issued to Settle Debts . . . . . . . . . . . . . . . . . . . .  $    926,555     $          0   $   926,555

KOALA  INTERNATIONAL  WIRELESS  INC.
(A  Development  Stage  Company)
Notes  to  Consolidated  Financial  Statements
Years Ended September 30, 2003, September 30, 2002 and for the Period from August 25, 2000 (Inception) to September 30, 2003
(U.S.  Dollars)
--------------------------------------------------------------------------------

1.     NATURE  OF  OPERATIONS  AND  BASIS  OF  PRESENTATION

Urbanesq.com Inc. ("Urbanesq") was incorporated August 25, 2000 under the laws of the Province of Ontario, Canada.

Effective October 18, 2001, Urbanesq completed a merger with Koala International Wireless Inc., a public company incorporated in the State of Nevada on August 18, 1999. This merger constituted a reverse takeover of Urbanesq by Koala resulting in the period of operations being reported from the commencement of operations of Urbanesq.

These financial statements reflect the acquisition applying reverse takeover accounting whereby the legal parent (Koala) is considered to have been acquired by the legal subsidiary (Urbanesq). Capital stock represents the authorized and issued capital of the legal parent and the dollar amount is that of the legal subsidiary, the ongoing operating company. The consolidated statements of operations and deficit and cash flows represent the results of operations for Urbanesq for the period from October 18, 2001 to September 30, 2003. The name was changed to Koala InternationalWireless Inc. on December 10, 2001.

All  significant  inter-company  balances and transactions have been eliminated.

In July, 2003, the Company acquired specific product development and design directly from NoWire Telecom Inc. and four individuals for the issuance of 2,804,556 common shares, valued at $280,456, which amount was expensed to product development for the year.

The Company's business plan is to continue development of the KEEWEE communications device, for which the Company intends to subcontract the production. The base product and the handheld communicator (PDA) have been redefined. The Company intends to contract out the building of the prototype, certification of the prototype and development of the manufacturing of the prototype.

2.     DEVELOPMENT  STAGE  COMPANY

Koala acquired a license to market and distribute a product in Maine, New Hampshire and Vermont. This license was cancelled. On February 14, 2000, as a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products in Great Britain. The grantor of the license offered these products for sale from various suppliers on their website. The original license was granted to the Company by a partnership for consideration of 2,000,000 common shares value at $2,000. These shares were paid evenly to the ten partners. The replacement license was granted by the same partnership. The general manager of that partnership was, at the time, the spouse of a former director and officer of the Company. The value of $2,000 and other costs of acquiring the license have been charged to operations. Subsequently, the license was abandoned.

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

3.     GOING  CONCERN

These financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The  Company  has  minimal  capital  resources  presently  available  to  meet

KOALA  INTERNATIONAL  WIRELESS  INC.
(A  Development  Stage  Company)
Notes  to  Consolidated  Financial  Statements
Years Ended September 30, 2003, September 30, 2002 and for the Period from August 25, 2000 (Inception) to September 30, 2003
(U.S.  Dollars)
--------------------------------------------------------------------------------

obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of $6,451,830. The Company is in the process of negotiating a private placement to provide funds for the completion of the development of the KEEWEE device. Once funding is acquired, and the device is completed, the Company expects to generate revenues from the sale of the device.

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

4.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Foreign  currency  translation

Amounts recorded in foreign currency are translated into U.S. dollars as follows:

(i) Assets and liabilities at the rate of exchange in effect as at the balance sheet date; and

(ii) Revenues and expenses at the average rate of exchange for the year. Gains and losses arising from this translation of foreign currency are included in other comprehensive income as a separate component of stockholders' equity (deficiency).

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

(d)     Financial  instruments

The Company's financial instruments include cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximates their carrying value.

(e)     Property  and  Equipment

Fixed  assets  are  carried  at  cost,  net  of  accumulated  amortization.

Amortization is provided using the straight-line method based on the following estimated useful life:

Furniture  and  equipment     -  5  years

(f)     Net  loss  per  share

Net loss per share computations are based on the weighted average number of common shares outstanding during the year. Diluted loss per share has not been

KOALA  INTERNATIONAL  WIRELESS  INC.
(A  Development  Stage  Company)
Notes  to  Consolidated  Financial  Statements
Years Ended September 30, 2003, September 30, 2002 and for the Period from August 25, 2000 (Inception) to September 30, 2003
(U.S.  Dollars)
--------------------------------------------------------------------------------
presented separately as the outstanding options are anti-dilutive for each of the years presented.

(g)     Research  and  development

Research  and  development  costs  are  expensed to operations as incurred.

(h)     Stock  based  Compensation

The Company applies APB Opinion no. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense for the year ended September 30, 2003 (September 30, 2002 - $Nil). Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:



                                                                    2003.               2002
-------------------------------------------------------------------------       ------------
Net loss, as reported                                        $(3,212,184) . . .  $(3,137,115)
Intrinsic value expensed                                               0 . . . .           0
Fair value of stock options                                            0 . . . .    (416,017)
-------------------------------------------------------------------------        ------------
Net Loss, pro-forma                                           (3,212,184). . . .  (3,553,132)




Net loss per share, as reported                                  $(0.20). .  .   $    (0.25)
Plus intrinsic value per share expensed                            0.00 . .  .         0.00
Plus fair value per share of stock options                         0.00 . .  .  $     (0.04)
-------------------------------------------------------------------------        ------------
Net loss per share, pro-forma                                    $(0.20). .  .   $    (0.29)



During the year ended September 30, 2003, 1,600,000 options were granted to consultants. These options were accounted for using the Black-Scholes option - pricing model, which resulted in stock based compensation expense totalling $214,660 (2002 - $2,263,560). The fair value of each option grant is calculated using the following weighted average assumption:


                                                                    2003    2002
------------------------------------------------------------------------    ----
     Expected  life  (years)                                       2.875   3.62
     Interest  rate                                                1.00%   3.00%
     Volatility                                                     247%     84%
     Dividend  yield                                               0.00%   0.00%

     (i)     Recent  Accounting  Pronouncements
In December 2002, FASB issued SFAS 148, "Accounting for Stock-based Compensation
- Transition and Disclosure, an amendment to SFAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value method of accounting. These disclosures are now required for interim periods in additional to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted these requirements effective October 1, 2002.

KOALA  INTERNATIONAL  WIRELESS  INC.
(A  Development  Stage  Company)
Notes  to  Consolidated  Financial  Statements
Years Ended September 30, 2003, September 30, 2002 and for the Period from August 25, 2000 (Inception) to September 30, 2003
(U.S.  Dollars)
--------------------------------------------------------------------------------

     5.     CAPITAL  STOCK

(a) During the year ended September 30, 2003, Koala issued 8,758,930 shares at an average price of $0.11 per share, which was applied against outstanding accounts payables. The Company also issued 15,500,000 shares at an average price of $0.10 per share in fulfilment of consulting contracts, resulting in an expense of $1,550,000 over the year, and, the Company issued 9,500,000 shares to directors and officers for services at $0.10 per share, resulting in an expense of $950,000 for the year, and issued 1,100,000 shares at an average price of $0.04 per share on the exercise of options for proceeds to the Company of $35,900 plus a subscription receivable of $7,100 at the year end and issued 2,804,556 shares at an average of $0.10 per share for product development and design, fairly valued at $280,456, and 60,000 shares fairly valued at $9,000 for professional fees. The Company believes that all issuances of shares are reflected at fair value to the Company as determined by the value of service and technology provided to the Company.

(b) Subsequent to the year ended September 30, 2003, the Company issued 34,000,000 shares of common stock to the President of the Company for services rendered, valued at $3,400,000, and issued 3,000,000 shares for acquisitions, 300,000 shares on the exercise of options for proceeds of $15,000 to the Company, and 8,000,000 shares for consultants pursuant to the Company's S-8. The Company issued a further 3,500,000 shares for consulting services.

(c) The Company has adopted an incentive stock option plan effective October 31, 2001 whereby up to 2,000,000 shares of common stock may be optioned and sold up to October 31, 2011 or until sooner terminated.


(i)     Options  outstanding
     As  of  September  30,  the  following  options  were  outstanding:
     Exercise
     --------
Expiry  Date             Price        2003        2002       2001
------------            -------    -------     -------       ----
April  15,  2004        $  5.00          0     100,000          0
March  22,  2005        $  0.03          0     600,000          0
June  15,  2005         $  7.50          0     100,000          0
August  20,  2005       $  0.50    300,000     300,000          0
August  21,  2005       $  0.15    200,000           0          0
August  21,  2005       $  0.30    200,000           0          0
August  21,  2005       $  0.60    200,000           0          0
August  21,  2005       $  0.90    200,000           0          0
October  8,  2005       $  0.05    300,000           0          0
September  1,  2007     $ 10.00          0     100,000          0
Totals                           1,400,000   1,200,000          0

KOALA  INTERNATIONAL  WIRELESS  INC.
(A  Development  Stage  Company)
Notes  to  Consolidated  Financial  Statements
Years Ended September 30, 2003, September 30, 2002 and for the Period from August 25, 2000 (Inception) to September 30, 2003
(U.S.  Dollars)
--------------------------------------------------------------------------------

      (ii) The following table summarizes the Company's stock option activity for the period:




                                                         Weighted
                                         Exercise        Average
                             Number      Price           Exercise
                             of Shares   Per Share       Price
                             ----------  --------------  ---------
Balance, September 30, 2001          0   $         0.00  $    0.00
Granted during year . . . .  1,200,000   $0.03 - $10.00  $    2.02
Balance, September 30, 2002  1,200,000   $0.03 - $10.00  $    1.80
Cancelled during year . . .   (100,000)  $         5.00
Cancelled during year . . .   (100,000)  $         7.50
Cancelled during year . . .   (100,000)  $        10.00
Granted during year . . . .    800,000   $ 0.15 - $0.90  $    0.49
Granted during year . . . .    800,000   $         0.05  $    0.05
Exercised during year . . .   (600,000)  $         0.03
Exercised during year . . .   (500,000)  $         0.05
Balance, September 30, 2003  1,400,000   $ 0.03 - $0.90  $    0.15
---------------------------  ----------  --------------  ---------






     6.     INCOME  TAXES

     The Company has operating losses which may be carried forward to apply against future year's taxable income. The components of future income tax assets are as follows:




                                                 2003           2002           2001
-------------------------------------------------------------------------------------

Future income tax assets
  Non-capital loss carry forwards          $4,191,589     $1,194,065      $ 358,523
  Approximate tax rate                             35%            35%            35%
                                            1,467,056        417,900        125,483
Valuation allowance                        (1,467,056)      (417,900)      (125,483)
                                           $        0     $        0      $       0
--------------------------------------------------------------------------------------



     Income  tax losses expire in 2023 - $(2,997,524); 2022 - $(835,542); 2021 -
$(352,748);  and  2020  $(5,775).

     7.     COMMITMENTS

The Company has entered into a lease agreement which commenced December, 2003 and has committed to lease payments totalling $16,016 over the next twelve months.

KOALA  INTERNATIONAL  WIRELESS  INC.
(A  Development  Stage  Company)
Notes  to  Consolidated  Financial  Statements
Years Ended September 30, 2003, September 30, 2002 and for the Period from August 25, 2000 (Inception) to September 30, 2003
(U.S.  Dollars)
--------------------------------------------------------------------------------

     8.     RELATED  PARTY  TRANSACTION

For the year ended September 30, 2003, $950,000 was paid to directors and officers of Koala (2002 - $37,600).

     9.     LICENSES

The licenses referred to in note 2 were acquired on February 14, 2000 for a term of three years. The Company agreed to pay an annual fee of $500 for maintenance of the grantor's website commencing February 14, 2001. The grantor of the license retains 50% of the profit on all sales made through the website. To
September  30,  2002,  no  sales  occurred  and  the  license  was  abandoned.

     10.     SUBSEQUENT  EVENTS

Subsequent to September 30, 2003, the Company changed its name to KIWI Network Solutions Inc., increased its authorized shares of common stock to 500,000,000, par value 0.001 per share, and increased its authorized shares of preferred stock to 100,000,000, par $ value $0.001 per share.

Subsequent to September, 2003, the Company issued 8,000,000 shares of common stock pursuant to consulting contracts and registered under an S-8, 300,000 shares pursuant to exercise of an option at $0.05 per share for $15,000 to the Company, 3,000,000 shares for the product development, issued 34,000,000 shares to a director of the Company for consulting services, and 3,500,000 shares for consulting services to a third party.

Subsequent to September, 2003, the Company entered into a memorandum of understanding with Digi Link Technologies, Inc. (OTC symbol: DGLT) to form a cooperative business development and management alliance ("Agreement"). This Agreement is still in the due diligence process and is currently being reviewed by each Company's respective Board of Directors.

Subsequent to September, 2003, the Company signed a Letter of Intent to acquire Digiplates Software Inc. of Hollywood, California. The Company entered into a Purchase Agreement to acquire IP Network Services Inc.

Subsequent to September 30, 2003, the Company is in the process of negotiating a
private  placement  to  provide   funds for the completion of the development of
the  KEEWEE  device.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

     PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

          This table sets forth the name, age and position of each director and executive officer of the Company:

Name  of  Director         Age          Position

Bradley  Wilson             45          Director,  Chairman  and  President
Derek  Pepler               45          Director,  Secretary  and  Treasurer
Lorne  Catling              47          Director
David  D.  Tews             71          Director
Richard  L.  Rumpf          63          Director
Harold  Fischer             66          Chief  Executive  Officer
Terry  Clarke               49          Chief  Operating  Officer

     Bradley Wilson - Director, Chairman and President. Mr, Wilson has served in these capacities since June 19, 2003. Mr. Wilson currently is President of Merbank Capital Corporation, a private consulting company in Orlando, Florida. Previously, he was Director of Great Wall Food and Beverage Corp., a U.S. public company (symbol: GWFB) and President of Noble Brands, Inc.(symbol: NBBD).

     Derek Pepler - Director, Secretary and Treasurer. From 1986 to 1994, Mr. Pepler specialized in Commercial, Investment and development real estate as a Senior Consultant with Colliers International and with Oxford Development Group as a Director. From 1994 to 1999, Mr. Pepler worked with several merchant banks as V. P. Sales and Marketing, managing debt financing and venture capital opportunities. In 1999 (to present) Derek joined sales and distribution for EquiGenesis Corporation, a private limited-market securities dealer specializing in structured finance.

     Lorne Catling - Director. Mr. Catling is President of SwitchPRO Inc., a Calgary based Electronic, Cellular and Wireless Point of Sale Transaction company servicing the mobile and fixed link ATM Market sector. Mr. Catling has 25 years of direct sales and sales management experience in various wholesale and retail fields. This includes and is not limited to real estate, automotive, home renovation, and the carpet industry. He has also held managerial positions with a major Ford Dealership. Following eight years in the auto industry, Mr. Catling was Western Regional Sales Manager for a Northwestern U.S. pay-phone provider.

     David D. Tews -Director. Mr. Tews is a State Senator from Nebraska (Ret.), Attorney (Ret.) and President and CEO of Washington, DC based JSC Trading Inc., an International Affairs and International Technology Relations Group.

     Richard L. Rumpf - Director. Mr. Rumpf is President of Washington, D.C. based Rumpf Associates International and is the former Principal Deputy Assistant Secretary of the United States NAVY in the areas of Research, Engineering and Systems, PDASN, and acting ASN (RE&S). Mr. Rumpf is a consultant to a number of International Companies and Organizations and he is an advisor to a number of U.S. Government DOD and DOE Laboratories.

     Harold Fischer - Chief Executive Officer. Mr. Fischer has served as CEO of the Company since July 2003. His career in the information technology industry has spanned over forty (40) years with him serving in executive positions in various companies for over twenty five (25) years. For eight (8) years he has been the CEO and President of four (4) early stage companies which he developed and built into innovative software and services companies. Prior to these experiences with early stage companies he held senior executive positions with Wang Laboratories being responsible for marketing, sales, and product development and profit and loss operations for most of the world. At Unisys

Corporation he held various senior executive positions including VP of Worldwide Marketing and Services.




ITEM  10.  EXECUTIVE  COMPENSATION

     Officers and directors of the Company, or its subsidiaries, have received 9,500,000 shares valued at $0.10 per share in remuneration for services rendered through September 30, 2003. No officer or director received any cash payments. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers for services provided to the Company.

     The following officers and directors of the Company received shares in lieu of compensation:

           Bradley  Wilson                2,000,000
           Harold  Fischer                2,500,000
           Derek  Pepler                  2,000,000
           Lorne  Catling                 1,000,000

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

     STOCK  OPTION  PLAN

     The Company's stockholders adopted the Company's 2001 Stock Option Plan (the "Plan") at a special meeting on December 6, 2001. The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. The Company believes that increased share ownership by such persons more closely aligns stockholder and employee interests by encouraging a greater focus on the profitability of the Company. There is reserved for issuance under the Plan an aggregate of 2,000,000 shares of common stock. All of the shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options. As of this date, all the options have been granted under the plan.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth as of December 15, 2003 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                                                  PERCENTAGE  OF
                                                                     OUTSTANDING
     NAME  AND POSITION             NUMBER OF SHARES                      SHARES
     Bradley  Wilson                  36,000,000                 37.22%
     Harold  Fischer                   2,500,000                  2.58%
     Derek  Pepler                     2,000,000                  2.07%
     Lorne  Catling                    1,040,000                  1.07%

     All  Current  Directors  and
     Officers  As  A  Group
     (5  Persons)                     41,540,000                 42.94%

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

     PART  IV

     ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     EXHIBITS:  none

     REPORTS  ON  FORM  8-K:
     8k  filed  with  the  SEC  on  November  7,  2003  and  amendments thereto.
     8k  filed  with  the  SEC  on  May  15,  2003  and  amendments  thereto.
     8k  filed  with  the  SEC  on  December  5,  2002  and amendments  thereto.
     8k  filed  with  the  SEC  on  October  15,  2002  and amendments  thereto.

     ITEM  14.  Controls  and  Procedures

     The Company's Chief Executive officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures within 90 days of the date of this report pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     KOALA  INTERNATIONAL  WIRELESS  INC.

     By:     /s/  Bradley  Wilson
                  ---------------
     Bradley  Wilson
     Chairman  and  President  and  Director

     Date:   January  22,  2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Bradley  Wilson     Date:  January  22,  2004
  ------------------------
     Bradley  Wilson
     Chairman  and  President  and  Director

     By:  /s/ Derek  Pepler    Date:  January  22,  2004
       -----------------------
     Derek  Pepler
     Secretary  and  Treasurer  and  Director

     By:  /s/  Lorne  Catling  Date:  January  22,  2004
       ----------------------
     Lorne  Catling
     Director

     By:  /s/  David  D.  Tews   Date:  January  22,  2004
       -----------------------
     David  D.  Tews
     Director

     By:  /s/  Richard  L. Rumpf  Date:  January  22,  2004
       --------------------------
     Richard  L.  Rumpf
     Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Harold Fischer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Koala International Wireless Inc. for the fiscal year ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.
          By:        /s/  Harold  Fischer

          Name:      Harold  Fischer

          Title:     Chief  Executive  Officer

          Date:      January  22,  2004

I, Bradley Wilson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Koala International Wireless Inc. for the fiscal year ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.

          By:        /s/  Bradley  Wilson
                     --------------------

          Name:      Bradley  Wilson

          Title:     Chief  Financial  Officer

          Date:      January  22,  2004

                                302 CERTIFICATION


I,  Harold  Fischer,  Chief  Executive  Officer,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Koala International Wireless Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  January  22, 2004                        /s/  Harold Fischer
                                                     -------------------
                                                     Harold  Fischer,
                                                     Chief  Executive  Officer

                                302 CERTIFICATION

I,  Bradley  Wilson,  acting  Chief  Financial  Officer,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Koala International Wireless Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  January  22,  2004   /s/  Bradley  Wilson
                                 ---------------------
                                 Bradley  Wilson,
                                 Acting  Chief  Financial  Officer and Director