Form 10QSB
period 2003-12-31
KOALA INTERNATIONAL WIRELESS INC
filed 2004-02-17
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     December  31,  2003
                                   -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from     n/a  to       n/a
                                   -------     ---------

000-32749
Commission  file  number

     KIWI NETWORK SOLUTIONS INC. (FORMERLY KOALA INTERNATIONAL WIRELESS INC.)
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        #76-0616468
   -------------------------                              -----------
(State  or  other  jurisdiction                       (I.R.S.  Employer
         of organization)                             Identification  No.)

                       2929 E. Commercial Blvd. Suite 610
                           Fort Lauderdale, FL  33308
                           --------------------------
                    (Address of principal executive offices)

                                  (954)771-5500
                                  -------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the  past  90  days.   Yes [X]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of Jan 31, 2004, the Issuer had 64,369,486 shares of common stock, par value $0.001, and 3,000,000 shares of preferred stock, par value $0.001, issued and outstanding.

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

  ITEM  3.  CONTROLS  AND  PROCEDURES

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

  ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                         9

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
---------------------------------

The accompanying consolidated balance sheets of KIWI Network Solutions Inc. (formerly Koala International Wireless Inc.) (a development stage company) at December 31, 2003 and September 30, 2003, and the related consolidated statements of operations and the consolidated statements of cash flows for the three months ended December 31, 2003 and December 31, 2002 and for the period August 25, 2000 (inception) to December 31, 2003, have been prepared by KIWI Network Solutions Inc. 's management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the quarter ended December 31, 2003 are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(a Development Stage Company)

Consolidated BALANCE SHEETS
As at December 31, 2003 and September 30, 2003  (Unaudited)
U.S. Dollars
                                                           December 31       September 30
                                                                  2003               2003
-----------------------------------------------------------------------------------------

ASSETS
Current
    Cash                                                   $        48                 60

Shares Issued for Acquisitions note 4                          300,000                  -

Fixed assets, net of accumulated depreciation $21,309
(September 30, 2003 $20,351)                                    18,199             19,157
-----------------------------------------------------------------------------------------


Total Assets                                                  $318,247            $19,217
-----------------------------------------------------------------------------------------


LIABILITIES
Current

Accounts payable and accrued liabilities                        63,817             82,623

Loan payable to a director                                      23,000                  -
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock
   Authorized
      500,000,000 shares of common stock with a par value of $0.001 each
      100,000,000 shares of preferred stock with a par value of $0.001 each
   Issued and outstanding
       66,219,486 shares of common stock                        66,219             51,419
                                 (51,419,486 at September 30, 2003)
   Additional paid in capital
                                                             8,142,485          6,339,254
Subscription receivable                                              -              7,100
Other comprehensive income                                       4,851              4,851
Deficit accumulated during development stage of operations  (7,982,125)        (6,451,830)
-----------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                           231,430            (63,406)
-----------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                    $318,247            $19,217
-----------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.




KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(a Development Stage Company)

Consolidated STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2003 and 2002 and
the Period August 25, 2000 (Inception) to December 31, 2003 (Unaudited)
U.S. Dollars
                                                                                     August 25, 2000
                                                                                    (Inception) to
                                                   Three Months     Three Months     December 31
                                                   2003             2002             2003
                                                   ------------     ------------     ---------------
Revenue                                            $         -      $         -      $         -

Expenses
     Website                                                 -                -           74,999
     Professional fees                                  11,016            5,659          226,841
     Depreciation                                          958            1,940           21,309
     Rent, office and administration                    15,288           30,899          203,502
     Consulting                                        420,000           15,000        4,402,550
     Stock based compensation                          960,000                -        1,174,660
     Directors compensation                                  -                -          950,000
     Marketing                                               -                -          193,410
     Product development                                     -                -          400,496
     Financing and due diligence                             -                -           73,450
     Write-off merger goodwill                               -                -           38,013
     Salaries                                                -                -          145,719
     Investor relations                                      -                -           27,112
     Travel and business development                         -                -           50,564
                                                   ------------     ------------     -----------
                                                     1,407,262           53,498        7,982,125
                                                   ------------     ------------     -----------
Net income (loss) for period                       $(1,407,262)         (53,498)     $(7,982,125)

Net income (loss) per share                        $     (0.00)      $    (0.00)

Weighted average number of shares outstanding       53,886,153       12,739,867


The accompanying notes are an integral part of these consolidated financial statements.




KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(a Development Stage Company)

Consolidated STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2003 and 2002 and
the Period August 25, 2000 (Inception) to December 31, 2003 (Unaudited)
U.S. Dollars
                                                                                     August 25, 2000
                                                                                    (Inception) to
                                                   Three Months     Three Months     December 31
                                                   2003             2002             2003
                                                   ------------     ------------     ---------------
Operating Activities
     Net income (loss)                             $(1,407,262)        $(53,498)       $(7,982,125)
                                                   ------------     ------------     ---------------
     Adjustments to reconcile net income (loss) to net
       cash used by operating activities
       Depreciation                                        958            1,940              21,309
       Salaries paid by share issuance                 960,000                -             962,500
       Consulting paid by share issuance               420,000                -           2,898,120
       Directors paid by share issuance                      0                -             950,000
       Other expenses paid by share issuance                 -                -           1,864,456
       Changes in operating assets and liabilities     (11,708)           37,119          1,116,740
                                                   ------------     ------------     ---------------

Net cash provided by (used by) operating activities    (38,012)         (14,439)           (123,000)

Investing Activities
       Fixed assets                                          -                -             (39,508)

Financing Activities
         Director Loan                                  23,000                0               23,000
Common stock issued for:
            Cash                                        15,000           14,550              185,556
                                                   ------------     ------------     ---------------
                                                        38,000           14,550              208,556
                                                   ------------     ------------     ---------------

Inflow (outflow) of cash                                   (12)             111                   48

Cash, beginning of period                                   60                -                   -
                                                   ------------     ------------     ---------------

Cash, end of period                                  $      48       $      111            $      48
                                                   ------------     ------------     ---------------

Supplemental information
       Interest paid                                 $       0       $        0            $       0
       Shares issued to settle debts                 $       0       $        0            $ 926,555
       Corporate income taxes paid                   $       0       $        0            $       0
       Shares issued for acquisitions                  300,000                               300,000


The accompanying notes are an integral part of these consolidated financial statements.

KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 31, 2003

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

Urbanesq.com Inc. ("Urbanesq") was incorporated August 25, 2000 under the laws of the Province of Ontario, Canada.

Effective October 18, 2001, Urbanesq completed a merger with Koala International Wireless Inc. ("Koala", "the Company"), a public company incorporated in the State of Nevada on August 18, 1999. This merger constituted a reverse takeover of Urbanesq by Koala resulting in the period of operations being reported from the commencement of operations of Urbanesq.

These financial statements reflect the acquisition applying reverse takeover accounting whereby the legal parent (Koala) is considered to have been acquired by the legal subsidiary (Urbanesq). Capital stock represents the authorized and issued capital of the legal parent and the dollar amount is that of the legal subsidiary, the ongoing operating company. The consolidated statements of operations and deficit and cash flows represent the results of operations for Urbanesq for the period from October 18, 2001 to December 31, 2003.

The Company changed its name to KIWI Network Solutions Inc. ("the Company")on December 23, 2003.

All  significant  inter-company  balances and transactions have been eliminated.

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

3.     BASIS  OF  ACCOUNTING  PRESENTATION

These unaudited financial statements have been prepared by management on a going concern basis in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-SB and Form 10K-SB for the year ended September 30, 2003.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at December 31, 2003 and the results of its operations for the three months then ended. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of $7,982,125. The Company is in the process of negotiating a private placement to provide funds for the completion of the development of the KEEWEE device. Once funding is acquired, and the device is completed, the Company expects to generate revenues from the sale of the device.

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

4.     COMMON  STOCK

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

During the quarter ended December 31, 2003, the Company issued 34,000,000 shares of common stock to the President of the Company for services rendered, valued at $3,400,000. Subsequently, on January 29, 2004, the Company cancelled the share issuance, and did not record the transaction at December 31, 2003. During the quarter ended December 31, 2003 the Company issued 3,000,000 shares (valued at $300,000)in trust for the acquisitions of Dylan Morris Software Inc, IPBand, and Digiplates Software Inc., 300,000 shares on the exercise of options for proceeds of $15,000 to the Company, and 8,000,000 shares (valued at $960,000) for consultants pursuant to the Company's S-8. The Company issued a further 3,500,000 shares (valued at $420,000) for consulting services. Subsequent to December 31, 2003, the Company cancelled 2,000,000 shares valued at $200,000 for services rendered. Because these shares were issued prior to September 30, 2003, they will be recorded in the Company's financial statements during the period in which they were cancelled.


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

No revenue was recorded for the three month period ended December 31, 2003 and no revenue has been generated since inception.

Net loss for the three month period ended December 31, 2003 was $(1,407,262) compared to a loss of $(53,498) for the three months ended December 31, 2002. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office.

Liquidity  and  Capital  Resources
----------------------------------

The Company has been able to pay its expenses and costs through the increase in its accounts payable and by the issuance of common shares. As of December 31, 2003, the Company had a working capital deficiency of $63,769 (at September 30, 2003 $82,563). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

Item  3.  Controls  and  Procedures
(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended December 31, 2003, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

During the three months ended December 31, 2003 the Company issued 300,000 shares of common stock for cash of $15,000 pursuant to the exercising of stock options and issued 48,500,000 shares of common stock for services provided to the Company, as previously disclosed in the Company's 10-KSB for the year ended 2003. Subsequently, the Company cancelled 34,000,000 of those shares issued for services and reversed the transaction from its December 31, 2003 quarterly financial statements.

Use  of  Proceeds
-----------------

Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities.
---------------------------------------------

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

During the quarter, the Company increased its capitalization to 500,000,000 common shares and 100,000,000 preferred shares. As well, the Company changed its name to KIWI Network Solutions Inc.

Item  5.  Other  Information.
-----------------------------

None.

Item  6.  Exhibits  and  Reports  on  form  8-K.
------------------------------------------------

Exhibits
--------

None

Reports  on  Form  8-K
----------------------
Form  8-K  filed  November  7,  2003

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     KIWI  NETWORK  SOLUTIONS  INC.
     By:              /s/  Bradley  Wilson
                --------------------------
                           Bradley  Wilson
     Chairman  and  President  and  Director

     Date:   February  10,  2004

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Harold Fischer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of KIWI Network Solutions Inc. for the three months ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of KIWI
Network  Solutions  Inc.          By:     /s/  Harold  Fischer
                                          --------------------

                                  Name:   Harold  Fischer

                                  Title:  Chief  Executive  Officer

                                  Date:   February  10,  2004

I, Bradley Wilson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of KIWI Network Solutions Inc. for the three months ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of KIWI
Network  Solutions  Inc.          By:       /s/  Bradley  Wilson
                                            --------------------

                                  Name:     Bradley  Wilson

                                  Title:    Chief  Financial  Officer

                                  Date:     February  10,  2004


                                302 CERTIFICATION

     I,  Harold  Fischer,  Chief  Executive  Officer,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of KIWI Network Solutions Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     Date:  February  10,  2004
            /s/__Harold  Fischer
            --------------------
            Harold  Fischer,  Chief  Executive  Officer

                                302 CERTIFICATION

     I,  Bradley  Wilson,  acting  Chief  Financial  Officer,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB of KIWI Network Solutions Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     Date:  February  10,  2004
            /s/  Bradley Wilson
            -------------------
            Bradley  Wilson,  Acting  Chief  Financial  Officer  and  Director