Form 10QSB
period 2004-03-31
KIWI NETWORK SOLUTIONS INC
filed 2004-05-20
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB


[X]   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (d)  OF  THE
      SECURITIES EXCHANGE ACT OF  1934

      FOR THE QUARTERLY REPORT ENDED March 31, 2004
                                     --------------

[ ]   TRANSITION  REPORT UNDER SECTION  13  OR  15  (d)  OF  THE
      SECURITIES   EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION
      PERIOD  FROM ______  to  ______.


                Commission file number 000-32749

                   KIWI NETWORK SOLUTIONS INC.
        (FORMERLY KOALA INTERNATIONAL WIRELESS INC.)
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

         Nevada                                   #76-0616468
----------------------------              -----------------------
(State or other jurisdiction                  (I.R.S.  Employer
     of organization)                       Identification  No.)

               2929 E. Commercial Blvd. Suite 610
                   Fort Lauderdale, FL  33308
           ----------------------------------------
           (Address of principal executive offices)

                       (954) 771-5500
                ---------------------------
                (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to
such   filing  requirements  for  the  past  90  days.

      Yes  [X]                                     No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 18, 2004, the Issuer had 91,769,486 shares of common stock, par value $0.001, and 4,000,000 shares of preferred stock, par value $0.001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):

      Yes  [ ]                                     No [X]

               PART  I  -  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                    3

     Consolidated Balance Sheets (Unaudited)                     4
     Consolidated Statements of Operations (Unaudited)           5
     Consolidated Statements of Cash Flows (Unaudited)           6
     Notes to Consolidated Financial Statements (Unaudited)      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

     Plan of Operations                                          10
     Liquidity and Capital Resources                             10
     Special Note Regarding Forward Looking Statements           10

ITEM 3.  CONTROL AND PROCEDURES                                  11

                 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                       12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     12

ITEM 5.  OTHER INFORMATION                                       12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        12

SIGNATURES                                                       13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-----------------------------

                          KIWI NETWORK SOLUTIONS, INC.
                  (formerly Koala International Wireless Inc.)
                          (A Development Stage Company)

                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)

                   Assets
                   ------
Current assets:
     Cash                                                    $       5,202

Fixed assets, net                                                   17,241

Deposits
     Shares issued for proposed acquisitions                       300,000
                                                             -------------
          Total other assets                                       300,000
                                                             -------------

          Total assets                                       $     322,443
                                                             =============

  Liabilities and Stockholders' Equity
  ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                   $     164,734
  Due to related parties                                           123,600
                                                             -------------

          Total current liabilities                                288,334
                                                             -------------

Stockholders' equity:
     Preferred Stock                                                 4,000
     Authorized:
       100,000,000 shares of preferred stock
       with a par value of $0.001 each
     Issued and outstanding:
       4,000,000 shares of preferred stock
     Common stock                                                   76,469
     Authorized:
       500,000,000 shares of common stock
       with a par value of $0.001 each
     Issued and outstanding:
       76,469,486 shares of common stock
     Additional paid in capital                                 25,683,235
     Other comprehensive income                                      4,929
     Accumulated deficit                                       (25,734,524)
                                                             -------------
          Total stockholders' equity                                34,109
                                                             -------------

          Total liabilities and stockholders' equity         $     322,443
                                                             =============


See accompanying notes to the consolidated financial statements.

                          KIWI NETWORK SOLUTIONS, INC.
                  (formerly Koala International Wireless Inc.)
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                 (Unaudited)

                                                                                                   Cumulative for
                                                                                                   the period from
                                       Three months    Three months   Six months      Six months    August 25, 2000
                                          ended            ended         ended           ended      (inception to)
                                        March 31,        March 31,     March 31,       March 31,       March 31,
                                          2004            2003           2004            2003            2004
                                       ------------    ------------   ------------    -----------   ---------------

Gross revenues                         $          -    $          -   $          -    $         -     $          -
                                       ------------    ------------   ------------    -----------     ------------
    Net revenue                                   -               -              -              -                -

Expenses
   Website                                        -               -              -              -           74,499
   Professional fees                         (2,095)          2,000          8,921          7,659          224,746
   Depreciation                                 958             455          1,916          2,395           22,267
   Rent, office and administration            8,576          23,536         23,864         54,435          212,078
   Consulting                             1,406,078          18,000      1,826,078         33,000        5,808,628
   Stock based compensation              16,224,000               -     17,184,000              -       17,398,660
   Directors compensation                         -               -              -              -          950,000
   Marketing                                  2,835               -          2,835              -          196,245
   Product Development                            -               -              -              -          400,496
   Financing and due diligence                  692               -            692              -           74,142
   Write-off merger goodwill                      -               -              -              -           38,013
   Salaries                                 111,355               -        111,355              -          257,074
   Investor relations                             -               -              -              -           27,112
   Travel and business development                -               -              -              -           50,564
                                       ------------    ------------   ------------    -----------     ------------
        Total expenses                   17,752,399          43,991     19,159,661         97,489       25,734,524
                                       ------------    ------------   ------------    -----------     ------------

        Net (loss)                     $(17,752,399)   $    (43,991)  $(19,159,661)   $   (97,489)    $(25,734,524)
                                       ============    ============   ============    ===========     ============

Loss per common share:
    Basic and diluted                         (0.26)          (0.00)         (0.22)          (0.01)
                                       ============    ============   ============    ============

Weighted average common shares
outstanding:
    Basic and diluted                    67,495,310      12,739,867     88,882,328      12,739,867
                                       ============    ============   ============    ============


See accompanying notes to the consolidated financial statements.

                          KIWI NETWORK SOLUTIONS, INC.
                  (formerly Koala International Wireless Inc.)
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                                       Cumulative for
                                                                                                       the period from
                                          Three months    Three months   Six months      Six months    August 25, 2000
                                             ended            ended         ended           ended      (inception to)
                                           March 31,        March 31,     March 31,       March 31,       March 31,
                                             2004            2003           2004            2003            2004
                                          ------------    ------------   ------------    -----------   ---------------

Cash flows from operating activities
    Net loss                              $(17,752,399)   $    (43,991)  $(19,159,661)   $   (97,489)   $ (25,734,524)
    Adjustments to reconcile net
    loss to net cash provided (used) by
    operating activities:
        Depreciation                               958             455          1,916          2,395           22,267
        Salaries paid by share
          issuance                              24,000               -         24,000              -          986,500
        Consulting paid by share
          issuance                           1,331,000               -      1,751,000              -        4,229,120
        Directors paid by share
          issuance                                   -               -              -              -          950,000
        Other expenses paid by share
          issuance                          16,200,000               -     17,160,000              -       18,064,456
            Increase (decrease) in
            cash caused by changes in:
               Changes in operating
                 assets and liabilities        100,917          43,575         89,209         95,244        1,217,657
                                          ------------    ------------   ------------    -----------     ------------
         Net cash provided by (used in)
           operating activities                (95,524)             39       (133,536)           150         (264,524)

Cash flows from investing activities
    Fixed assets                                     -               -              -              -          (39,508)

Cash flows from financing activities
    Other                                           78               -             78              -               78
    Due to related parties                     100,600               -        123,600              -          123,600
    Common stock issued for cash                     -               -         15,000              -          185,556
                                          ------------    ------------   ------------    -----------     ------------
         Net cash provided by financing
           activities                          100,678               -        138,678              -          269,726
                                          ------------    ------------   ------------    -----------     ------------

         Net increase (decrease) in cash         5,154              39          5,142            150            5,202

Cash at beginning of period                         48             111             60              -                -
                                          ------------    ------------   ------------    -----------     ------------
Cash at end of period                     $      5,202    $        150   $      5,202    $       150     $      5,202
                                          ============    ============   ============    ============    ============


See accompanying notes to the consolidated financial statements.

                          KIWI NETWORK SOLUTIONS, INC.
                  (formerly Koala International Wireless Inc.)
                          (A Development Stage Company)
                                  (Unaudited)

                      Consolidated Statements of Cash Flows

                                                                                                       Cumulative for
                                                                                                       the period from
                                          Three months    Three months   Six months      Six months    August 25, 2000
                                             ended            ended         ended           ended      (inception to)
                                           March 31,        March 31,     March 31,       March 31,       March 31,
                                             2004            2003           2004            2003            2004
                                          ------------    ------------   ------------    -----------   ---------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                $          -    $          -   $          -    $          -    $          -
                                          ============    ============   ============    ============    ============

    Corporate income taxes paid           $          -    $          -   $          -    $          -    $          -
                                          ============    ============   ============    ============    ============

    Shares issued to settle debts         $          -    $          -   $          -    $          -    $    926,555
                                          ============    ============   ============    ============    ============

    Shares issued for acquisitions        $          -    $          -   $    300,000    $          -    $    300,000
                                          ============    ============   ============    ============    ============


See accompanying notes to the consolidated financial statements.

                   KIWI Network Solutions Inc.
          (formerly Koala International Wireless Inc.)
                  (a Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three Months and Six Months Ended March 31, 2004


1.  ORGANIZATION AND BASIS OF PRESENTATION
    --------------------------------------

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

These financial statements reflect the acquisition applying reverse takeover accounting whereby the legal parent (Koala) is considered to have been acquired by the legal subsidiary (Urbanesq). Capital stock represents the authorized and issued capital of the legal parent and the dollar amount is that of the legal subsidiary, the ongoing operating company. The consolidated statements of operations and deficit and cash flows represent the results of operations for Urbanesq for the period from October 18, 2001 to March 31, 2004.

The   Company   changed  its name to KIWI Network Solutions  Inc.
("the Company") on December  23,  2003.

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


2.   DEVELOPMENT STAGE COMPANY
     -------------------------

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


3.   BASIS OF ACCOUNTING PRESENTATION
     --------------------------------

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10K-SB for the year ended September 30, 2003.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2004 and the results of its operations for the three months and six months then ended. The results of operations for the three months and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of $25,734,524. The Company is in the process of negotiating a private placement to provide funds for the completion of the development of the KEEWEE device. Once funding is acquired, and the device is completed, the Company expects to generate revenues from the sale of the device.

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

4.   COMMON STOCK
     ------------

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

During the quarter ended December 31, 2003, the Company issued 34,000,000 shares of common stock to the President of the Company for services rendered, valued at $3,400,000. Subsequently, on January 29, 2004, the Company cancelled the share issuance, and did not record the transaction at December 31, 2003. During the quarter ended December 31, 2003 the Company issued 3,000,000 shares (valued at $300,000) in trust for the acquisitions of Dylan Morris Software Inc, IPBand, and Digiplates Software Inc., 300,000 shares on the exercise of options for proceeds of $15,000 to the Company, and 8,000,000 shares (valued at $960,000) for consultants pursuant to the Company's S-8. The Company issued a further 3,500,000 shares (valued at $420,000) for consulting services.

During the quarter ended March 31, 2004, the Company created a class of convertible preferred stock with 10,000,000 shares authorized and named it Series A Convertible Preferred Stock. The key characteristics of Series A Convertible Preferred stock are that each share has 100 votes and that each share shall be convertible to 100 shares of common stock at the sole discretion of the stockholder. In addition, shares of Series A Convertible Preferred stock shall be entitled to preference over the common stock holders in the event of a liquidation of the Company. Following creation of the class, the Company issued 3,000,000 shares of Series A Convertible Preferred stock (valued at $3,400,000) to Bradley Wilson in consideration for his canceling 34,000,000 shares of common stock. The Company also issued 1,000,000 shares of Series A Convertible Preferred stock (valued at $13,000,000) to Bradley Wilson in reward for his ongoing service and dedication to the Corporation.

Also during the quarter ended March 31, 2004, the Company issued 12,100,000 shares of common stock (valued at $1,331,000) to consultants pursuant to the Company's S-8. Also, the Company cancelled 2,000,000 shares of common stock that had been issued in a previous fiscal year valued at $200,000 for services rendered. In settlement of employment agreements with two former employees, the Company issued 150,000 shares of common stock valued at $24,000.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.
         -----------------------------------------------

The following discussion should be read in conjunction with the accompanying unaudited interim consolidated financial statements.

Plan of Operations.
------------------

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

The Company's intended business following its acquisition of Urbanesq was to produce and market a product called the Hipster and the subscription services associated with that product. The Company has ceased to pursue this business and instead now intends to launch a Windows based communication device and associated services. The new device is being designed to access information from the Internet, provide email service and other communication functionality such as text messaging. The plan is to deliver multiple services, some on a subscription basis, in a manner similar to the way a consumer currently pays for a cellular telephone. The first market for the device and services will be Europe followed by other GSM/GPRS markets. The base product and the handheld communicator, the KEEWEE, a Personal Digital Assistant (PDA), have been redefined. A contract to develop the newly defined device should be finalized by the second calendar quarter of 2004. The contract will include building the prototype, certification of the prototype and development of the manufacturing of the prototype.

No  revenue  was recorded for the three month period ended March
31, 2004 and no  revenue  has  been  generated  since  inception.

Net loss for the three month period ended March 31, 2004 was $(17,762,842) compared to a loss of $(43,991) for the three months ended March 31, 2003. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office and stock based compensation.

Liquidity and Capital Resources
-------------------------------

The Company has been able to pay its expenses and costs through the increase in its borrowings from related parties and by the issuance of common shares. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

Item 3.  Controls and Procedures.
         -----------------------

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

                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended
March 31, 2004, nor did the Company commence any lawsuits during the same period.


Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

Changes in Securities
---------------------

None.

Use of Proceeds
---------------

Not applicable.


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None.


Item 5.  Other Information.
         -----------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

Exhibits
--------

None.

Reports on Form 8-K
-------------------

None.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWI NETWORK SOLUTIONS, INC.




By:  /s/ Bradley Wilson
   --------------------------------------
   Bradley  Wilson,
   Chief Executive Office and Director

   Date:  May 19, 2004