Form 10QSB/A
period 2003-06-30
KIWI NETWORK SOLUTIONS INC
filed 2004-06-15
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                          Form 10 - QSB/A


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    June 30, 2003
                                      -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     n/a       to       n/a
                               -------------    --------------

                             000-32749
                       ----------------------
                       Commission file number

                    KOALA INTERNATIONAL WIRELESS INC.
                    n/k/a KIWI NETWORK SOLUTIONS INC.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

          Nevada                                      #76-0616468
----------------------------                      -------------------
(State or other jurisdiction                        (I.R.S. Employer
      of organization)                            Identification No.)

                   2929 E. Commercial Blvd. Suite 610
                      Fort Lauderdale, FL  33308
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 18, 2003, the Issuer had 28,160,556 shares of common stock, par value
$0.001, issued and outstanding.


Transitional Small Business Disclosure Format (Check one): Yes []  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.........................................  2
         Consolidated Balance Sheets..................................  3
         Consolidated Statements of Operations........................  4
         Consolidated Statements of Cash Flows........................  5
         Notes to Consolidated Financial Statements...................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....  6
         Plan of Operations...........................................  6
         Liquidity and Capital Resources..............................  7
         Special Note Regarding Forward Looking Statements............  7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................  7

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................  7

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................  8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  8

ITEM 5.  OTHER INFORMATION............................................  8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  8

SIGNATURES



PART I - FINANCIAL INFORMATION

-------------------------------------------------------------------------
Item 1. Financial Statements.
-------------------------------------------------------------------------

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

Koala International Wireless Inc.
(a Development Stage Company)
Consolidated BALANCE SHEETS
(Unaudited)
As at June 30, 2003 and September 30, 2002
U.S. Dollars

                                                 June 30      September 30
                                                  2003            2002
                                             --------------   -------------
ASSETS
Current
    Cash                                     $          150   $           -

Fixed assets - net of accumulated
  depreciation of $19,151
  (September $15,556)                                20,357          23,952
                                             --------------   -------------

Total Assets                                 $       20,507   $      23,952
                                             --------------   -------------


LIABILITIES
Current
  Accounts payable and accrued liabilities   $      955,847   $     841,583
                                             --------------   -------------


STOCKHOLDERS' EQUITY
Common Stock
  Authorized
    100,000,000 shares of common stock
      with a par value of $0.001 each
    20,000,000 shares of preferred stock
      with a par value of $0.001 each
  Issued and outstanding
    14,181,000 shares of common stock                14,181          13,696
      (13,696,000 at September 31, 2002)

Additional paid in capital                        2,502,391       2,403,306
Other comprehensive income                            5,013           5,013
Deficit accumulated during development
  stage of operations                            (3,456,925)     (3,239,646)
                                             --------------   -------------

Total Stockholders' Equity (Deficit)               (935,340)       (817,631)
                                             --------------   -------------

Total Liabilities and Stockholders' Equity   $       20,507   $      23,952
                                             --------------   -------------



The accompanying notes are an integral part of these consolidated financial statements.

Koala International Wireless Inc.
(a Development Stage Company)
Consolidated STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Nine Months Ended June 30, 2003 and 2002 and for the Period August 18, 1999 (Date of Inception) to June 30, 2003 U.S. Dollars


                                            Nine          Nine          Three           Three      August 18, 1999
                                           Months        Months         Months          Months      (Inception) to
                                            2003          2002           2003            2002       June 30, 2003
                                        -----------    -----------    -----------    -----------   ---------------
Revenue                                 $         -    $         -    $         -     $        -   $         -


Expenses
  Product development                             -         53,750              -         53,750       129,040
  Website                                         -          3,100              -              -        74,499
  Professional fees                           3,205         85,715         (4,454)        53,829       160,361
  Investor relations                              -         38,412              -         38,412        27,112
  Depreciation                                3,595          7,101          1,200          2,367        19,151
  Rent, office and administration            91,132         60,025         36,697         44,681       149,742
    Consulting                               33,000         12,836              -              -     2,432,550
  Financing and due diligence                     -         12,000              -         12,000        73,450
  Marketing                                       -         13,800              -         13,800       193,410
  Salaries                                        -              -              -              -       145,719
  Travel and business development                 -         10,000          1,327         10,000        51,891
                                        -----------    -----------    -----------    -----------   -----------

                                            130,932        298,543         34,770        229,334     3,456,925
                                        -----------    -----------    -----------    -----------   -----------
Net income (loss) for period            $  (130,932)   $  (298,543)   $   (34,770)   $  (229,334)  $(3,456,925)

Net income (loss) per share             $     (0.01)   $     (0.03)   $     (0.00)   $     (0.02)

Weighted average number of shares
  outstanding                            14,059,750     10,500,000     14,090,090     12,500,000


The accompanying notes are an integral part of these consolidated financial statements.

Koala International Wireless Inc.
(a Development Stage Company)
Consolidated STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three and Nine Months Ended June 30, 2003 and 2002 and for the Period August 18, 1999 (Date of Inception) to June 30, 2003 U.S. Dollars


                                                                                                          August 18, 1999
                                                      Nine Months                   Three Months           (Inception) to
                                                   2003          2002           2003            2002       June 30, 2003
                                               -----------    -----------    -----------    -----------   ---------------
Operating Activities
  Net income (loss)                            $  (130,932)   $  (298,543)   $   (34,770)   $  (229,334)  $ (3,494,938)
  Adjustments to reconcile net income
    (loss) to net cash used by
    operating activities                             3,595          7,101          1,200          2,367         19,151
  Services acquired for issuance of stock                -         27,500              -         27,500         27,500
  Stock option benefit                                   -              -              -              -      2,399,550
  Changes in operating assets and liabilities      112,937        263,394         33,570        199,322        947,781
                                               -----------    -----------    -----------    -----------   -----------

Net cash provided by (used by) operating
activities                                         (14,400)          (548)             -           (145)     (100,956)
                                               -----------    -----------    -----------    -----------   -----------

Investing Activities
  Fixed assets                                           -              -              -              -       (48,090)
                                               -----------    -----------    -----------    -----------   -----------

Financing Activities
  Common stock issued for cash                      14,550              -              -              -       149,196
                                               -----------    -----------    -----------    -----------   -----------

Inflow (outflow) of cash                               150           (548)             -           (145)          150

Cash, beginning of period                                -            558            150            155             -
                                               -----------    -----------    -----------    -----------   -----------
Cash, end of period                            $       150    $        10    $       150    $        10   $       150
                                               -----------    -----------    -----------    -----------   -----------

Supplemental information
Interest paid                                  $         0    $         0    $         0    $         0   $         0
Value of shares issued for salaries,
  consulting and debt                                    -              -              -              -   $   116,569
Corporate income taxes paid                    $         0    $         0    $         0    $         0   $         0



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


5.           SUBSEQUENT EVENT

Subsequent to June 30, 2003, the Company issued 7,212,646 shares for technology development, 6,310,000 shares for consulting services and 456,910 shares for cash of $46,156 for a total issuance of 13,979,556 shares of common stock. Technology development includes initial design and prototype of Professional Digital Assistant (PDA) device.


-----------------------------------------------------------------------
Item 2. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------------

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


                    PART II - OTHER INFORMATION

-----------------------------------------------------------------------
Item 1. Legal Proceedings.
-----------------------------------------------------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2003, nor did the Company commence any lawsuits during the same period.

-----------------------------------------------------------------------
Item 2.  Changes in Securities and Use of Proceeds.
-----------------------------------------------------------------------


Changes in Securities
---------------------

During the three months ended June 30, 2003 the Company issued nil common shares.

Subsequent to June 30, 2003 the Company issued 13,979,556 common shares. The Company relied on Rule 901 of Regulation S for an exemption from registration of these share issuances.

Use of Proceeds
---------------

Not applicable.

-----------------------------------------------------------------------
Item 3.  Defaults Upon Senior Securities.
-----------------------------------------------------------------------

Not applicable.

-----------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

-----------------------------------------------------------------------
Item 5. Other Information.
-----------------------------------------------------------------------

None.

-----------------------------------------------------------------------
Item 6. Exhibits and Reports on form 8-K.
-----------------------------------------------------------------------

Exhibits
--------

none

Reports on Form 8-K
-------------------
Form 8-K filed October 15, 2002: Form 8-K filed December 5, 2002: Form 8-K/A filed December 13, 2002: Form 8-K filed May 15, 2003.


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Koala International Wireless Inc.

Date:  June 14, 2004                 By: /s/ Bradley Wilson
                                        -------------------------------
                                        Bradley Wilson, President,
                                        Chief Executive Officer
                                        and Director