Form 10QSB
period 2004-06-30
KIWI NETWORK SOLUTIONS INC
filed 2004-08-20
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     June  30,  2004
                                   -------------------

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

             9600 Long Pointe Road, Suite 301, Houston, Texas 77055
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 271-2514
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X]  No [ ]  (2) Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 16, 2004, the Issuer had 72,669,486 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001, issued and outstanding.


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

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                      9

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
---------------------------------

The accompanying consolidated balance sheets of KIWI Network Solutions Inc. (formerly Koala International Wireless Inc.) (a development stage company) at June 30, 2004 and September 30, 2003, and the related consolidated statements of operations and the consolidated statements of cash flows for the nine months ended June 30, 2004 and June 30, 2003 and for the period August 25, 2000 (inception) to June 30, 2004, have been prepared by KIWI Network Solutions Inc. 's management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

The consolidated financial statements as at and for the nine months ended June 30, 2004 have not been reviewed by the Company's Independent Registered Accountants. Management anticipates the Independent Accountants will complete their review and an amended 10-QSB will be filed within ten (10) days of the current filing.

KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
As at June 30, 2004 and September 30, 2003 (Unaudited)
(expressed in U.S. dollars)


                                                             June 30,    September 30,
                                                                2004             2003
                                                                   $                $
Assets

Current asset
     Cash                                                      2,990               60
Fixed assets, net of accumulated depreciation $23,225
(September 30, 2003 $20,351)                                  16,283           19,157
Shares issued for proposed acquisitions                      300,000                0


                                                             319,273           19,217


Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities

Accounts payable and accrued liabilities                     557,347           82,623
Due to related parties                                       165,791                0
                                                             723,138           82,623
                                                        -------------  ---------------


Stockholders' Equity (Deficiency)

Preferred shares, par value of $0.001 each
100,000,000 shares authorized;                                 1,000                0
1,000,000 shares issued and outstanding
Common Shares, par value of $0.001 each
500,000,000 shares authorized;
72,669,486  shares  issued  and  outstanding                  72,669           51,419
(51,419,486 at September 30, 2003)
Additional paid-in capital                                21,910,035        6,339,254
Subscription receivable                                            0           (7,100)
                                                          21,983,704        6,383,573
                                                        -------------  ---------------
Other comprehensive income                                     4,929            4,851
Deficit accumulated during the development stage         (22,392,498)      (6,451,830)
                                                            (403,865)         (63,406)
                                                        -------------  ---------------


                                                             319,273          (19,217)

(The accompanying notes are an integral part of the consolidated financial statements)

KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(expressed in U.S. dollars)


                                                                                                                             From
                                                         Three months                        Nine  months         August 25, 2000
                                                        ended June 30,                      ended June 30,     (Date of Inception)
                                                    2004              2003               2004             2003         to June 30,
                                                                                                                             2004
Expenses

Professional fees                         $        33,180   $        (4,454)  $        42,101   $         3,205          $257,926
Depreciation                                          958             1,200             2,874             3,595            23,225
Rent, office and administration                     2,063            36,697            25,926            91,132           214,140
Consulting                                              0                 0         1,826,078            33,000         5,808,628
Stock based compensation (reversal)            (3,400,000)                0        13,784,000                 0        13,998,660
Directors compensation                              6,100                 0             6,100                 0           956,100
Marketing                                           4,269                 0             7,103                 0           200,513
Product development                                     0                 0                 0                 0           400,496
Financing and due diligence                           624                 0             1,316                 0            74,765
Write-off merger goodwill                               0                 0                 0                 0            38,013
Salaries                                           10,784                 0           122,139                 0           267,858
Investor relations                                      0                 0                 0                 0            27,111
Travel and business development                         0             1,327                 0                 0            50,564
Website                                                 0                 0                 0                 0            74,499

                                                3,342,026            34,770        15,817,637           130,932        22,392,498

Income (loss) for the period                    3,342,026           (34,770)      (15,817,637)         (130,932)      (22,392,498)
---------------------------------------  ----------------  ----------------  ----------------  ----------------

Income (loss) per share                              0.04             (0.01)            (0.21)            (0.01)
---------------------------------------  ----------------  ----------------  ----------------  ----------------

Weighted Average Number
of Shares Outstanding                          76,469,486        14,090,090        77,104,705        14,059,750
                                         ----------------  ----------------  ----------------  ----------------

(The accompanying notes are an integral part of the consolidated financial statements)

KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)
(expressed in U.S. dollars)


                                                                                                                             From
                                                         Three months                        Nine  months         August 25, 2000
                                                        ended June 30,                      ended June 30,     (Date of Inception)
                                                    2004              2003               2004             2003         to June 30,
                                                                                                                             2004
Cash Flows Used by Operating Activities
Net income (loss). . . . . . . . . . . . . .  $(3,342,026)         $(34,770)     $(15,817,635)        $(130,932)      $(22,392,498)

Adjustments to reconcile net income (loss)
to net cash used by operating activities
Depreciation . . . . . . . . . . . . . . . .          958             1,200             2,874             3,595             23,225
Salaries paid by share issuance. . . . . . .   (3,400,000)                0        (3,376,000)                0         (2,413,500)
Consulting paid by share issuance. . . . . .            0                 0         1,751,000                 0          4,229,120
Directors paid by share issuance . . . . .              0                 0                 0                 0            950,000
Other expenses paid by share issuance                   0                 0        17,160,000                 0         18,064,456
Changes in operating assets and liabilities        12,613            33,570           101,822           112,937          1,230,270
                                              -----------          --------      ------------           -------         ----------
Net Cash Used by Operating Activities             (44,403)                0          (177,939)          (14,400)          (308,927)
                                              -----------          --------      ------------           -------         ----------

Cash flows from investing activities

Fixed assets acquired. . . . . . . . . . . .            0                 0                 0                 0            (39,508)
--------------------------------------------  -----------          --------      ------------           -------         -----------
Net Cash Provided by (used in) Investing Activities
                                                        0                 0                 0                 0            (39,508)
                                              -----------          --------      ------------           -------         -----------

Cash flows from financing activities

Due to related parties . . . . . . . . . . .       42,191                 0           165,869                 0            165,869
Common stock issued for cash . . . . . . . .            0                 0            15,000            14,550            185,556
--------------------------------------------- -----------          --------      ------------            ------          ---------
Net Cash Used by Financing Activities              42,191                 0           180,869            14,550            351,425
                                              -----------          --------      ------------            ------          ---------

Change in Cash . . . . . . . . . . . . . . .       (2,212)                0             2,930               150              2,990

Cash beginning of period . . . . . . . . . .        5,202               150                60                 0                  0
--------------------------------------------  -----------          --------      ------------             -----          ---------

Cash end of period . . . . . .   . . . . . .        2,990               150             2,990               150              2,990
--------------------------------------------  -----------          --------      ------------             -----          ---------

Supplemental Information
Cash paid for interest . . . . . . .   . . .            0                 0                 0                 0                  0
Corporate income taxes paid. . . . . . . . .            0                 0                 0                 0                  0
Shares issued to settle debt . . . . . . . .     (380,000)                0          (380,000)                0            546,555
Shares issued for acquisition. . . . . . . . . .        0                 0                 0                 0            300,000
---------------------------------------------------------          --------      ------------             -----          ---------

(The accompanying notes are an integral part of the consolidated financial statements)

                          KIWI Network Solutions Inc.
                 (formerly Koala International Wireless Inc.)
                          (a Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                        Nine Months Ended June 30, 2004

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

These financial statements reflect the acquisition applying reverse takeover accounting whereby the legal parent (Koala) is considered to have been acquired by the legal subsidiary (Urbanesq). Capital stock represents the authorized and issued capital of the legal parent and the dollar amount is that of the legal subsidiary, the ongoing operating company. The consolidated statements of operations and deficit and cash flows represent the results of operations for Urbanesq for the period from October 18, 2001 to June 30, 2004.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2004 and the results of its operations for the nine months then ended. The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of $$22,392,498 to June 30, 2004. The Company is in the process of negotiating a private placement to provide funds for the completion of the development of the KEEWEE device. Once funding is acquired, and the device is completed, the Company expects to generate revenues from the sale of the device.

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

During the quarter ended June 30, 2004, the Company cancelled 3,800,000 shares of common stock which had been issued to various suppliers for services rendered, valued at $380,000. During the quarter ended June 30, 2004, the Company cancelled 3,000,000 preferred shares which were valued at $3,400,000 when issued for services rendered prior to March 30, 2004.
In August 8, 2004, the Company retired and cancelled the 1,000,000 shares of Series A Preferred Stock originally issued to the Company's former CEO for past services. The shares were retired for no consideration to the holder.

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

The Company is a consolidator and developer of personal hand held wireless communications devices. The Company, through its joint venture with Torex Technologies Inc., will be offering a series of exclusively licensed devices and is preparing a model for sale and distribution to carriers and internet service providers. In addition, the Company and Torex are converting a series of existing prototype devices. The Company and Torex are designing the current and jointly owned devices to function on cellular 802.11b-g, 802.16(Wimax) and other licensed exempt IFM band. The Company's role is to offer existing certified cellular and other exclusively licensed devices through existing carriers and internet service providers.

The Company has completed a Joint Venture Contract with Torex Technologies Inc. ("Torex") of Calgary, Alberta Canada to distribute a series of handheld Canadian Radio and Telecommunications Commission (CRTC) approved and certified devices in Canada and other markets. The devices will be offered to cellular carriers and other Network Operating companies in Canada and other markets on an exclusive basis through the Company in late 2004. Torex has consolidated a series of exclusive devices and handheld wireless communications distribution agreements and has delivered a number of technologies that will accelerate the Company's Device initiatives and the Company's business plan. Torex, as part of this joint venture is coordinating the completion of the Company's proprietary communicator.

Torex Technologies Inc. is an OEM system integration and consulting firm and is affiliated with Evolution Research Labs Inc. (ERL) of Calgary, Alberta. The combined Torex/ERL profile provides the Joint Venture with additional technology integration experience and a revenue generating opportunity for the Company and Torex collectively.

The Company is currently in discussions with other device centric companies for commercial ventures to continue to implement the business plan.

The Company recently announced a contract with Teltek Canada Inc. to supply broadband platform, devices and applications for initial deployment in Kuwait City, Kuwait. The Company is evaluating this contract to determine the viability of the partners and the contract clients, which contracts are conditional to final Board approval.

The Company recently announced that it was creating an independent, wholly-owned operating subsidiary called Ibacus Networks Inc. ("Ibacus"). The Company appointed John Rinella as President of Ibacus, whose main responsibility was to raise financing for operations and various acquisitions. Ibacus failed to raise the necessary financing required and Ibacus was dissolved and all technologies were reverted back to the Company.

No revenue was recorded for the nine month period ended June 30, 2004 and no revenue has been generated since inception.

Net loss for the nine month period ended June 30, 2004 was $15,817,637 compared to a loss of $(130,932) for the nine months ended June 30, 2003. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office.

Liquidity  and  Capital  Resources
----------------------------------

The Company has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. The Company cancelled 3,800,000 shares of common stock valued at $380,000 previously issued for accounts payables which arose from services provided to the Company in a prior period. Subsequent to June 20, 2004, the Company raised $50,000 from outside financing.

As of June 30, 2004, the Company had a working capital deficiency of $403,865 (at September 30, 2003 $63,406). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2004, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

During the nine months ended June 30, 2004 the Company cancelled 3,800,000 shares of common stock valued at $380,000 previously issued for accounts payables which arose from services provided to the Company in a prior period. The Company also cancelled 3,000,000 shares of preferred stock during the quarter ended June 30, 2004 previously issued for services rendered to the Company.

Use  of  Proceeds
-----------------

Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities.
---------------------------------------------

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

None.

Item  5.  Other  Information.
-----------------------------

None.

Item  6.  Exhibits  and  Reports  on  form  8-K.
------------------------------------------------

Exhibits
--------

None

Reports  on  Form  8-K
----------------------

Form  8-K  filed  June  8,  2004
Form  8-K/A  filed  June  28,  2004
Form  8-K  filed  August  3,  2004
Form  8-K/A  filed  August  4,  2004

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     KIWI  NETWORK  SOLUTIONS  INC.
     By:        /s/  Elijah James Holmes
                ------------------------
                Elijah James Holmes
                Interim Chief Executive Officer and Director
     Date:      August  16,  2004

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Elijah James Holmes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of KIWI Network Solutions Inc. for the three months ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of KIWI Network Solutions Inc.

          By:      /s/  Elijah  James  Holmes
                   --------------------------

          Name:    Elijah  James  Holmes

          Title:   Interim Chief  Executive  Officer

          Date:    August  16,  2004

I, Robert Vivacqua, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of KIWI Network Solutions Inc. for the three months ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of KIWI Network Solutions Inc.

          By:      /s/  Robert Vivacqua
                   ------------------

          Name:    Robert Vivacqua

          Title:   Acting Chief  Financial  Officer

          Date:    August  16,  2004

302  CERTIFICATION

I,  Elijah  James  Holmes,  interim Chief  Executive  Officer,  certify  that:

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

     Date:  August  16,  2004

            /s/Elijah  James  Holmes
            ------------------------
            Elijah James Holmes, Interim Chief Executive Officer and Director

302  CERTIFICATION

I, Robert Vivacqua,  acting  Chief  Financial  Officer,  certify  that:

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

     Date:  August  16,  2004               /s/  Robert Vivacqua
                                            --------------------
                                            Robert Vivacqua,  Acting  Chief
                                               Financial  Officer and Director