Form 10QSB/A
period 2003-12-31
KIWI NETWORK SOLUTIONS INC
filed 2004-09-01
CIK 1094651

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
1)  Yes [X]  No [ ]  2) Yes  [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 16, 2004, the Issuer had 76,469,486 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001, issued and outstanding.


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


KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(a Development Stage Company)

Consolidated BALANCE SHEETS
As at December 31, 2003 and September 30, 2003  (Unaudited)
U.S. Dollars
                                                           December 31       September 30
                                                                  2003               2003
                                                           -----------       ------------
ASSETS
Current
    Cash                                                   $        48                 60

Fixed assets, net of accumulated depreciation $21,309
(September 30, 2003 $20,351)                                    18,199             19,157
                                                           -----------       ------------
Total Assets                                                   $18,247            $19,217
                                                           -----------       ------------
LIABILITIES
Current

Accounts payable and accrued liabilities                        63,817             82,623

Loan payable to a director                                      23,000                  -
                                                           -----------       ------------
                                                                86,817             82,623
STOCKHOLDERS' EQUITY
Common Stock
   Authorized
      500,000,000 shares of common stock with a par value of $0.001 each
      100,000,000 shares of preferred stock with a par value of $0.001 each
   Issued and outstanding
       63,219,486 shares of common stock                        63,219             51,419
         (51,419,486 at September 30, 2003)
   Additional paid in capital                                7,845,485          6,339,254
Subscription receivable                                              -              7,100
Other comprehensive income                                       4,851              4,851
Deficit accumulated during development stage of operations  (7,982,125)        (6,451,830)
                                                           -----------       ------------
Total Stockholders' Equity (Deficit)                           (68,570)           (63,406)
                                                           -----------       ------------
Total Liabilities and Stockholders' Equity                     $18,247            $19,217
                                                           -----------       ------------

The accompanying notes are an integral part of these consolidated financial statements.


KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(a Development Stage Company)

Consolidated STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2003 and 2002 and
the Period August 25, 2000 (Inception) to December 31, 2003 (Unaudited)
U.S. Dollars
                                                                                     August 25, 2000
                                                                                    (Inception) to
                                                   Three Months     Three Months     December 31
                                                   2003             2002             2003
                                                   ------------     ------------     ---------------
Revenue                                            $         -      $         -      $         -

Expenses
     Website                                                 -                -           74,999
     Professional fees                                  11,016            5,659          226,841
     Depreciation                                          958            1,940           21,309
     Rent, office and administration                    15,288           30,899          203,502
     Consulting                                        420,000           15,000        4,402,550
     Stock based compensation                          960,000                -        1,174,660
     Directors compensation                                  -                -          950,000
     Marketing                                               -                -          193,410
     Product development                                     -                -          400,496
     Financing and due diligence                             -                -           73,450
     Write-off merger goodwill                               -                -           38,013
     Salaries                                                -                -          145,719
     Investor relations                                      -                -           27,112
     Travel and business development                         -                -           50,564
                                                   ------------     ------------     -----------
                                                     1,407,262           53,498        7,982,125
                                                   ------------     ------------     -----------
Net income (loss) for period                       $(1,407,262)         (53,498)     $(7,982,125)

Net income (loss) per share                        $     (0.03)      $    (0.00)

Weighted average number of shares outstanding       52,223,110       12,739,867


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


During the quarter ended December 31, 2003, the Company issued 34,000,000 shares of common stock to the President of the Company for services rendered, valued at $3,400,000. Subsequently, on January 29, 2004, the Company cancelled the share issuance, and did not record the transaction at December 31, 2003. During the quarter ended December 31, 2003 the Company issued 3,000,000 shares (valued at $300,000)in trust for the acquisitions of Dylan Morris Software Inc, IPBand, and Digiplates Software Inc., 300,000 shares on the exercise of options for proceeds of $15,000 to the Company, and 8,000,000 shares (valued at $960,000) for consultants pursuant to the Company's S-8. The Company issued a further
3,500,000 shares (valued at $420,000) for consulting services. The Company subsequently cancelled the 3,000,000 shares (valued at $300,000) issued and therefore did not record the transaction at December 31, 2003.


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


Liquidity  and  Capital  Resources
----------------------------------

The Company has been able to pay its expenses and costs through the increase in its accounts payable and by the issuance of common shares. As of December 31, 2003, the Company had a working capital deficiency of $68,570 (at September 30, 2003 $82,563). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.


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

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------


Changes  in  Securities
-----------------------

During the three months ended December 31, 2003 the Company issued 300,000 shares of common stock for cash of $15,000 pursuant to the exercising of stock options and issued 45,500,000 shares of common stock for services provided to the Company, as previously disclosed in the Company's 10-KSB for the year ended 2003. Subsequently, the Company cancelled 34,000,000 of those shares issued for services and reversed the transaction from its December 31, 2003 quarterly financial statements.


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

     KIWI  NETWORK  SOLUTIONS  INC.


     By:   /s/  Derek  Pepler
           ------------------------
           Derek  Pepler,  President
           Director

     Date: August  26,  2004


     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Derek Pepler, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of KIWI Network Solutions Inc. for the three months ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of KIWI Network Solutions Inc.

          By:     /s/  Derek  Pepler
                  ------------------

          Name:   Derek  Pepler

          Title:  Chief  Executive  Officer

          Date:   August  26,  2004

I, Derek Pepler, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of KIWI Network Solutions Inc. for the three months ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of KIWI Network Solutions Inc.

          By:     /s/  Derek  Pepler
                  ------------------

          Name:   Derek  Pepler

          Title:  Chief  Financial  Officer

          Date:   August  26,  2004

     302  CERTIFICATION

I,  Derek  Pepler,  Chief  Executive  Officer,  certify  that:

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


Date:  August  26,  2004     /s/  Derek Pepler
                             -----------------
                             Derek  Pepler,  Chief  Executive  Officer
                                                and  Director

302  CERTIFICATION

I,  Derek  Pepler,  Chief  Financial  Officer,  certify  that:

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


     Date:  August  26,  2004      /s/  Derek  Pepler
                                   --------------------
                                   Derek  Pepler,  Chief  Financial
                                      Officer  and  Director