Form 10QSB/A
period 2004-03-31
KIWI NETWORK SOLUTIONS INC
filed 2004-09-01
CIK 1094651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  REPORT  ENDED  March  31,  2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF  1934  FOR  THE  TRANSITION  PERIOD  FROM    n/a   to     n/a
                                              ------       --------

                        Commission file number 000-32749
                                               ---------

                   KIWI NETWORK SOLUTIONS INC. (FORMERLY KOALA
                          INTERNATIONAL WIRELESS INC.)
                          ----------------------------

        (Exact name of small business issuer as specified in its charter)

         Nevada                                              #76-0616468
         ------                                              -----------
(State  or  other  jurisdiction                           (I.R.S.  Employer
   of  organization)                                     Identification  No.)


                       2929 E. Commercial Blvd. Suite 610
                           Fort Lauderdale, FL  33308
                           --------------------------
                 (Address  of  principal  executive  offices)

                                 (954) 771-5500
                                 --------------
                         (Issuer's  telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
1) Yes [X]  No [ ]  2) Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 16, 2004, the Issuer had 76,469,486 shares of common stock, par value $0.001 and no shares of preferred stock, par value $0.001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

PART  I  -  FINANCIAL  INFORMATION

         ITEM  1.  FINANCIAL  STATEMENTS                                      3
                  Consolidated  Balance  Sheets                               4
                  Consolidated  Statements  of  Operations                    5
                  Consolidated  Statements  of  Cash  Flows                   6
                  Notes  to  Consolidated  Financial  Statements              7

         ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  Plan  of  Operations                                        8
                  Liquidity  and  Capital  Resources                          8
                  Special  Note  Regarding  Forward  Looking  Statements      8

         ITEM  3.  CONTROLS  AND  PROCEDURES

PART  II  -  OTHER  INFORMATION

         ITEM  1.  LEGAL  PROCEEDINGS                                         9

         ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS            9

         ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                         9

         ITEM  4.  SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS     9

         ITEM  5.  OTHER  INFORMATION                                         9

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                      9

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.
-------------------------------

KIWI NETWORK SOLUTIONS, INC.
(formerly Koala International Wireless Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
MARCH 31, 2004
(Unaudited)
Assets
-----------------------------------------------------------------
Current assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     5,202

Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . .       17,241
                                                                   -----------
          Total assets. . . . . . . . . . . . . . . . . . . . . .  $    22,443
                                                                   -----------

Liabilities and Stockholders' Deficit
-----------------------------------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities . . . . . . . . . .  $   164,734
     Due to related parties . . . . . . . . . . . . . . . . . . .      123,600
                                                                   -----------
          Total current liabilities . . . . . . . . . . . . . . .      288,334
                                                                   -----------

Stockholders' deficit:
     Common stock . . . . . . . . . . . . . . . . . . . . . . . .       73,469
     Additional paid in capital . . . . . . . . . . . . . . . . .    8,990,235
     Other comprehensive income . . . . . . . . . . . . . . . . .        4,929
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (9,334,524)
                                                                   -----------
          Total stockholders' deficit . . . . . . . . . . . . . .     (265,891)
                                                                   -----------
          Total liabilities and stockholders' deficit . . . . . .  $    22,443
                                                                   -----------

See accompanying notes to the consolidated financial statements.

                          KIWI NETWORK SOLUTIONS, INC.
                  (formerly Koala International Wireless Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            Cumulative  for
                                                                                                          the  period  from
                                              Three months    Three months   Six months    Six  months    August  25,  2000
                                                 ended            ended         ended         ended          (inception  to)
                                                March 31,        March 31,     March 31,     March  31,           March  31,
                                                  2004             2003         2004           2003                    2004
Gross revenues. . . . . . . . . . . .. . .  $          -       $         -      $     -       $     -          $          -

    Net revenue . . . . . . . . . . . . .              -                 -            -             -                     -

Expenses
   Website. . . . . . . . . . . . . . . .              -                 -             -            -                74,499
   Professional fees. . . . . . . . . . .         (2,095)            2,000         8,921        7,659               224,746
   Depreciation . . . . . . . . . . . . .            958               455         1,916        2,395                22,267
   Rent, office and administration. . . .          8,576            23,536        23,864       54,435               212,078
   Consulting . . . . . . . . . . . . . .      1,406,078            18,000     1,826,078       33,000             5,808,628
   Stock based compensation (reversal). .       (176,000)                -       784,000            -               998,660
   Directors compensation . . . . . . . .              -                 -             -            -               950,000
   Marketing. . . . . . . . . . . . . . .          2,835                 -         2,835            -               196,245
   Product Development. . . . . . . . . .              -                 -             -            -               400,496
   Financing and due diligence. . . . . .            692                 -           692            -                74,142
   Write-off merger goodwill. . . . . . .              -                 -             -            -                38,013
   Salaries . . . . . . . . . . . . . . .        111,355                 -       111,355            -               257,074
   Investor relations . . . . . . . . . .              -                 -             -            -                27,112
   Travel and business development . . . .             -                 -             -            -                50,564
                                            ------------       -----------  ------------  -----------             ---------
        Total expenses. . . . . . .. . . .     1,352,399            43,991     2,759,661       97,489             9,334,524
                                            ------------       -----------  ------------  -----------             ---------
        Net (loss). . . . . . . . . . . .    $(1,352,399)         $(43,991)  $(2,759,661)    $(97,489)          $(9,334,524)
                                            ============       ===========  ============  ===========           ===========
Loss per common share . . . . . . . . . .          (0.02)            (0.00)        (0.03)       (0.01)
                                            ============       ===========  ============  ===========
Weighted average common shares outstanding    65,915,090        12,739,867    87,260,470   12,739,867
                                            ============       ===========  ============  ===========

See accompanying notes to the consolidated financial statements.

                          KIWI NETWORK SOLUTIONS, INC.
                  (formerly Koala International Wireless Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               Cumulative  for
                                                                                                             the  period  from
                                                 Three months    Three months   Six months    Six  months    August  25,  2000
                                                    ended            ended         ended         ended          (inception  to)
                                                   March 31,        March 31,     March 31,     March  31,           March  31,
                                                     2004             2003         2004           2003                    2004
                                                  ---------         ------       --------       ------                ---------
Cash flows from operating activities
    Net loss . . . . . . . . . . . . . . . ..   $(1,352,399)      $(43,991)   $(2,759,661)    $(97,489)             $(9,334,524)
    Adjustments to reconcile net loss to net
        cash used by operating activities:
        Depreciation . . . . . . . . . . . . . . .      958            455          1,916        2,395                   22,267
        Salaries paid by share issuance. . . . .     24,000              -         24,000            -                  986,500
        Consulting paid by share issuance. . . .  1,331,000              -      1,751,000            -                4,229,120
        Directors paid by share issuance . . . .          -              -              -            -                  950,000
        Other expenses paid by share issuance. .   (200,000)             -        760,000            -                1,664,456
            Increase (decrease) in cash caused by
            changes in:
                Changes in operating assets and.
                Liabilities                         100,917         43,575         89,209       95,244                1,217,657
                                                  ---------         ------       --------       ------                ---------
           Net cash used in operating activities    (95,524)            39       (133,536)         150                 (264,524)

Cash flows from investing activities
    Fixed assets . . . . . . . . . . . . . ..             -              -              -            -                  (39,508)

Cash flows from financing activities
    Currency conversion. . . . . . . . . . ..            78              -             78            -                       78
    Due to related parties . . . . . . . . ..       100,600              -        123,600            -                  123,600
    Common stock issued for cash . . . . . ..             -              -         15,000            -                  185,556
                                               ------------      ---------   ------------    ---------             ------------

         Net cash provided by financing activities  100,678              -        138,678            -                  269,726
                                               ------------      ---------   ------------    ---------             ------------

         Net increase (decrease) in cash . . . . .    5,154             39          5,142          150                    5,202

Cash at beginning of period. . . . . . . . . . . .       48            111             60            -                        -
                                               ------------      ---------   ------------    ---------             ------------

Cash at end of period. . . . . . . . . . . . . $      5,202      $     150   $      5,202    $     150             $      5,202
                                               ============      =========   ============    =========             ============



                          KIWI NETWORK SOLUTIONS, INC.
                  (formerly Koala International Wireless Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               Cumulative  for
                                                                                                             the  period  from
                                                 Three months    Three months   Six months    Six  months    August  25,  2000
                                                    ended            ended         ended         ended          (inception  to)
                                                   March 31,        March 31,     March 31,     March  31,           March  31,
                                                     2004             2003         2004           2003                    2004
                                                  ---------         ------       --------       ------                ---------
Supplemental disclosure of cash flow information:
    Cash paid for interest. . . . . . . . . . . .       $ -            $ -            $ -          $ -                 $      -
                                                         ==             ==             ==           ==                 ========

    Corporate income taxes paid . . . . . . . . .       $ -            $ -            $ -          $ -                 $      -
                                                         ==             ==             ==           ==                 ========

    Shares issued to settle debts . . . . . . . .       $ -            $ -            $ -          $ -                 $926,555
                                                         ==             ==             ==           ==                 ========

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

2.     DEVELOPMENT  STAGE  COMPANY

Koala acquired a license to market and distribute a product in Maine, New Hampshire and Vermont. This license was cancelled. On February 14, 2000, as a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products in Great Britain. The grantor of the license offered these products for sale from various suppliers on their website. The original license was granted to the Company by a partnership for consideration of 2,000,000 common shares valued at $2,000. These shares were paid evenly to the ten partners. The replacement license was granted by the same partnership. The general manager of that partnership was, at the time, the spouse of a former director and officer of the Company. The value of $2,000 and other costs of acquiring the license have been charged to operations. Subsequently, the license was abandoned.

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

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of $9,334,524. The Company is in the process of negotiating a private placement to provide funds for the completion of the development of the KEEWEE device. Once funding is acquired, and the device is completed, the Company expects to generate revenues from the sale of the device.

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


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
--------------------------------------------------------------------------

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

Net loss for the three month period ended March 31, 2004 was $(1,352,399) compared to a loss of $(43,991) for the three months ended March 31, 2003. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office and stock based compensation.


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

ITEM  3.  CONTROLS  AND  PROCEDURES.
-----------------------------------

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

                         PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.
----------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2004, nor did the Company commence any lawsuits during the same period.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.
---------------------------------------------------------

Changes  in  Securities
-----------------------

None.

Use  of  Proceeds
-----------------

Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.
--------------------------------------------

Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
---------------------------------------------------------------------

None.

ITEM  5.  OTHER  INFORMATION.
----------------------------

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
-----------------------------------------------

Exhibits
--------

None

Reports  on  Form  8-K
----------------------

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

I, Derek Pepler, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of KIWI Network Solutions Inc. for the three months ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of KIWI Network Solutions Inc.

          By:       /s/  Derek  Pepler
                    ------------------

          Name:     Derek  Pepler

          Title:    Chief  Executive  Officer

          Date:     August  26,  2004

I, Derek Pepler, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of KIWI Network Solutions Inc. for the three months ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of KIWI Network Solutions Inc.

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