Form 10QSB/A
period 2004-06-30
KIWI NETWORK SOLUTIONS INC
filed 2004-09-01
CIK 1094651

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


                   6715 River Lodge Drive, Spring, Texas 77379
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (281) 251-7328
                                 --------------
                           (Issuer's telephone number)


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



KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
As at June 30, 2004 and September 30, 2003 (expressed in U.S. dollars)


                                                                          June 30,     September 30,
                                                                            2004            2003
                                                                         (Unaudited)
Assets

Current asset
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           0  $           60
Fixed assets, net of accumulated depreciation $23,225
(September 30, 2003 $20,351) . . . . . . . . . . . . . . . . . . . . .         16,283          19,157
----------------------------------------------------------------------  -------------  --------------
                                                                               16,283          19,217
                                                                        -------------  --------------

Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable and accrued liabilities . . . . . . . . . . . . . . .        557,347          82,623
Due to related parties . . . . . . . . . . . . . . . . . . . . . . . .        167,791               0
----------------------------------------------------------------------  -------------  --------------
                                                                              725,138          82,623
                                                                        -------------  --------------

Stockholders' Deficiency

Preferred shares, par value of $0.001 each
100,000,000 shares authorized;
1,000,000 shares issued and outstanding. . . . . . . . . . . . . . . .              0               0
Common Shares, par value of $0.001 each
500,000,000 shares authorized;
76,469,486 shares issued and outstanding . . . . . . . . . . . . . . .         69,669          51,419
(51,419,486 at September 30, 2003)
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .      8,614,035       6,339,254
Subscription receivable. . . . . . . . . . . . . . . . . . . . . . . .              0          (7,100)
----------------------------------------------------------------------  -------------  --------------
                                                                            8,683,704       6,383,573
Other comprehensive income . . . . . . . . . . . . . . . . . . . . . .          4,929           4,851
Deficit accumulated during the development stage . . . . . . . . . . .     (9,397,488)     (6,451,830)
----------------------------------------------------------------------  -------------  --------------
                                                                             (708,855)        (63,406)
                                                                        -------------  --------------
                                                                        $      16,283  $       19,217
                                                                        -------------  --------------

(The accompanying notes are an integral part of the consolidated financial statements)


KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(expressed in U.S. dollars)


                                                                                                                      From
                                                         Three months                 Nine  months         August 25, 2000
                                                        ended June 30,               ended June 30,     (Date of Inception)
                                                    2004              2003      2004             2003           to June 30,
                                                                                                                      2004
Expenses

Professional fees . . . . . . . . . . . . . . . .  $    33,180     $(4,454) $     42,101  $     3,205         $    257,926
Depreciation. . . . . . . . . . . . . . . . . . .          958       1,200         2,874        3,595               23,225
Rent, office and administration                          9,981      36,697        33,845       91,132              222,058
Consulting. . . . . . . . . . . . . . . . . . . .       10,000           0     1,836,078       33,000            5,818,628
Stock based compensation. . . . . . . . . . . . .            0           0       784,000            0              998,660
Directors compensation. . . . . . . . . . . . . .            0           0             0            0              950,000
Marketing . . . . . . . . . . . . . . . . . . . .        8,214           0        11,049            0              204,459
Product development . . . . . . . . . . . . . . .            0           0             0            0              400,496
Financing and due diligence                                633           0         1,325            0               74,775
Write-off merger goodwill . . . . . . . . . . . .            0           0             0            0               38,013
Salaries. . . . . . . . . . . . . . . . . . . . .            0           0       111,355            0              257,074
Investor relations. . . . . . . . . . . . . . . .            0           0             0            0               27,111
Travel and business development                              0       1,327             0            0               50,564
Website . . . . . . . . . . . . . . . . . . . . .            0           0             0            0               74,499
-------------------------------------------------  -----------  ----------  ------------  -----------         ------------
                                                        62,966      34,770     2,822,627      130,932            9,397,488
                                                   -----------  ----------  ------------  -----------         ------------
Loss for the period. . . . . . . . . . .               (62,966)    (34,770)   (2,822,627)    (130,932)          (9,397,488)
-------------------------------------------------  -----------  ----------  ------------  -----------         ------------
Loss per share . . . . . . . . . . . . .                 (0.01)      (0.01)        (0.04)       (0.01)
-------------------------------------------------  -----------  ----------  ------------  -----------
Weighted Average Number of Shares Outstanding       80,269,486  14,090,090    77,283,537   14,059,750
                                                   -----------  ----------  ------------  -----------

(The accompanying notes are an integral part of the consolidated financial statements)

KIWI Network Solutions Inc.
(formerly Koala International Wireless Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)
(expressed in U.S. dollars)


                                                                                                                             From
                                                         Three months                        Nine  months         August 25, 2000
                                                        ended June 30,                      ended June 30,     (Date of Inception)
                                                      2004          2003                 2004             2003         to June 30,
                                                                                                                             2004



Cash Flows Used by Operating Activities
Net loss  . . . . . . . . . . . . . . . ..         $(62,966)     $(34,770)        $(2,822,627)       $(130,932)       $(9,397,488)

Adjustments to reconcile net income (loss)
  to net cash used by operating activities
Depreciation . . . . . . . . . . . . . . . . . . .      958         1,200               2,874            3,595             23,225
Salaries paid by share issuance. . . . . . . . . .        0             0              24,000                0            986,500
Consulting paid by share issuance. . . . . . . . .        0             0           1,751,000                0          4,229,120
Directors paid by share issuance . . . . . . . . .        0             0                   0                0            950,000
Other expenses paid by share issuance. . . . . . .        0             0             760,000                0          1,664,456
Changes in operating assets and liabilities          12,615        33,570             101,824          112,937          1,230,270
                                                   --------      --------        ------------        ---------        -----------

Net Cash Used by Operating Activities. . . .. . .   (49,393)            0            (182,929)         (14,400)          (313,917)
-------------------------------------------------  --------      --------        ------------        ---------        -----------

Cash flows from investing activities

Fixed assets acquired. . . . . . . . . . . . . .          0             0                   0                0            (39,508)
-------------------------------------------------  --------      --------        ------------        ---------        -----------
Net Cash Provided by (used in) Investing Activities       0             0                   0                0            (39,508)
                                                   --------      --------        ------------        ---------        -----------

Cash flows from financing activities

Due to related parties . . . . . . . . . . . . . .   44,191             0             167,869                0            167,869
Common stock issued for cash . . . . . . . . . . .        0             0              15,000           14,550            185,556
-------------------------------------------------  --------      --------        ------------        ---------        -----------

Net Cash Used by Financing Activities. . . . . . . . 44,191             0             182,869           14,550            353,425
-------------------------------------------------  --------      --------        ------------        ---------        -----------

Change in Cash . . . . . . . . . . . . . . . . . . . (5,202)            0                 (60)             150                  0

Cash beginning of period . . . . . . . . . . . . .    5,202           150                  60                0                  0
-------------------------------------------------  --------      --------        ------------        ---------        -----------

Cash end of period . . . . . . . . . . . . . . . .        0           150                   0              150                  0
-------------------------------------------------  --------      --------        ------------        ---------        -----------

Supplemental Information
Cash paid for interest . . . . . . . . . . . . .          0             0                   0                0                  0
Corporate income taxes paid. . . . . . . . . . .          0             0                   0                0                  0
Cancellation of shares previously
  issued to settle debt. . . . . . . . . . . . . . (380,000)            0            (380,000)               0            546,555
-------------------------------------------------  --------      --------        ------------        ---------        -----------

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

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of $9,397,488 to June 30, 2004. The Company is in the process of negotiating a private placement to provide funds for the completion of the development of the KEEWEE device. Once funding is acquired, and the device is completed, the Company expects to generate revenues from the sale of the device.

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

The balance sheet of the Company reflects 76,469,486 common shares issued and outstanding. The Company's corporate records reflect 69,669,486 common shares issued and outstanding and the difference is that the previous management issued duplicate shares which total 6,800,000 and the Company is in the process of cancelling those shares.

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

Net loss for the nine month period ended June 30, 2004 was $2,822,627 compared to a loss of $130,932 for the nine months ended June 30, 2003. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office.

Liquidity  and  Capital  Resources
----------------------------------

The Company has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. The Company cancelled 3,800,000 shares of common stock valued at $380,000 previously issued for accounts payables which arose from services provided to the Company in a prior period. Subsequent to June 30, 2004, the Company raised $150,000 from outside financing.

As of June 30, 2004, the Company had a working capital deficiency of $708,855 (at September 30, 2003 $82,563). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

Form  8-K  filed  June  8,  2004
Form  8-K  filed  June  28,  2004

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