Form 10KSB
period 2004-09-30
KIWI NETWORK SOLUTIONS INC
filed 2005-01-24
CIK 1094651

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------
                                   FORM 10-KSB

(Mark  one)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2004
                                     --------------------

OR

[ ]  Transition  report  under  section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  transition  Period  from  ___________  to  ___________

                         Commission file number: 0-28475


    KIWI NETWORK SOLUTIONS INC. (FORMERLY KOALA INTERNATIONAL WIRELESS INC.)
    ------------------------------------------------------------------------
                  (Name of small business issuer in its charter)


          Nevada                                         76-0616468
          ------                                         ----------
 (State  or  other  jurisdiction                     (I.R.S.  Employer
of  incorporation  or  organization)                Identification  No.)


Simpson  Tower,  401  Bay  St,  #2112
Toronto  Ontario,  M5H2Y4                                 M5H2Y4
-------------------------                                 ------
(Address  of  principal  executive  offices)            (Zip  Code)

Registrant's  telephone  number:  (416)  271-2514
                                  ---------------

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

As of January 11, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $550,000 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On January 11, 2005 the registrant had 4,999,998 of Common Stock, $0.001 par value per share, issued and outstanding post reverse split of November 5, 2004 (see Part II, Item 5).

Documents  incorporated  by  reference:  None

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
Index  to  Annual  Report  on  Form 10-KSB For the Year Ended September 30, 2004

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
Item  8     Changes  In  and  Disagreements  With  Accountants  on
                Accounting  and  Financial  Disclosure                        12

Part  III
---------

Item  9     Directors,  Executive  Officers,  Promoters  and  Control
                Persons; Compliance With Section 16(a) of the Exchange Act    12
Item  10    Executive  Compensation                                           13
Item  11    Security  Ownership  of  Certain  Beneficial  Owners
                 and  Management                                              14
Item  12    Certain  Relationships  and  Related  Transactions                14
Item  13    Exhibits  and  Reports  on  Form  8-K                             14
Item  14    Control  Procedures                                               15

Signatures                                                                    15

Certifications                                                                16

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

CORPORATE  BACKGROUND

     KIWI Network Solutions Inc., formerly Koala International Wireless Inc., ("the "Company") is a developmental stage company that was incorporated in Nevada on August 18, 1999. From inception through September 30, 2004, the Company's activities have been organizational, directed at raising its initial capital and developing its business plan.

     In June 2001, the Company began to investigate other businesses, at which time the opportunity to acquire Urbanesq.com, Inc. ("Urbanesq"), a private Ontario corporation which owned the rights to a handheld communications device, arose. The Company acquired all of the outstanding shares of common stock of Urbanesq from the stockholders of Urbanesq in exchange for an aggregate of 6,500,000 shares of its common stock, pre November 5, 2004 reverse split. Immediately following the exchange, certain stockholders of the Company surrendered an aggregate of 7,500,000 shares of common stock to the Company, which were immediately cancelled by the Company.

     In August 2002, the Company explored the possibility of developing an end-to-end communication device and service. The Company was going to accomplish this goal through the purchase and merger of three companies: No-Wire Telecom Inc., IP Co. Ltd. and Route1 Corporation. The Company's proposed business following its acquisition of IPCO and Route1 was to produce and market a product which was to be marketed under the trade name of the KEEWEE and MOBI and the subscription services associated with that product. The Company's business plan was to launch a Windows based communication device and associated services. The new device was being designed to access information from the Internet, provide email service and other communication functionality such as text messaging as well as being able to access a users home PC from the device wirelessly in real time. The plan was to deliver multiple services, some on a subscription basis, in a manner similar to the way a consumer currently pays for a cellular telephone. The base product and the handheld communicator, the KEEWEE, and MOBI a Personal Digital Assistant (PDA), were to have been redefined. The Company had been intending to contract out the building of the prototype, certification of the prototype and development of the manufacturing of the prototype. The Company intended that its first market for the device and services was to be Europe followed by other GSM/GPRS marketsMost of the development services were to be done through the purchase of Route1 and IPCO, which was not fulfilled. The IP Co and Route1 intended acquisitions were cancelled by the companies themselves followed by the resignation of the companies CEO Andrew White. The sudden and unexpected cancellations of theses acquisitions resulted in the company not being able to fulfil its business plan for this particular type of device. Ultimately, however, the Company did acquire specific product development and design components directly from No-Wire and four individuals in exchange for the issuance of 2,804,556 common shares, which was pre November 5, 2004 reverse split, assigned a value of $280,456, which was expensed as product development costs in 2003. To date none of these components within No-Wire has resulted in any financial benefit to the company.

The Company changed its name to KIWI Network Solutions Inc. ("the Company") on December 23, 2003.

PLANNED  FUTURE  OPERATIONS
The Company is currently in discussions with other device centric companies for commercial ventures to continue to implement the business plan. New developments are expected be disclosed within the next quarter as they materialize.

Marketing  and  Distribution

     The KEEWEE or MOBI device and network services was to be marketed to GSM/ GPRS based wireless operators for resale to end users as is the case for products like the Handspring Treo and RIM Blackberry. Thus far this product has yet to be introduced.


Business

     With the exception of the following, the Company has abandoned its previous intended acquisitions and business strategies. In the Company's judgment, these former projects did not fit in with the Company's new direction or were not commercially feasible.

     The Company has acquired specific assets and technologies from NoWire Telecom, Inc., a wireless messaging company, incorporated in Cairo, Egypt. The assets acquired include virtual carrier agreements with more than 125 international telephone and data carriers to enable the delivery of premium data and Short Messaging content and services to their customers, for the issuance of common shares. Initially, the Company intended to acquire NoWire, but it was mutually agreed that this acquisition be abandoned in favor of the Company buying only certain assets of NoWire.

     The Company is intent on developing an International Mobile Virtual Network Operator (IMVNO) platform to allow the delivery of voice, data and Short Messaging over multiple networks. Concurrent with the IMVNO development, we are pursuing the development of applicable devices to serve the network subscribers. The IMVNO strategy will enable subscribers to access the Internet, play and store MP3, utilize existing applications including calendaring, contact management systems, email and Short Messaging and additional functionality, some not currently available in the marketplace. However, the Company has also been intent on pursuing and adding other more advantageous and profitable opportunities outside of its current business segment in its pursuit to add shareholder value

Intellectual  Property

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company has relocated its principal executive offices from 2929 E. Commercial Blvd. Suite 610 Fort Lauderdale, FL 33308 to Simpson Tower, 401 Bay St, #2112, Toronto, Ontario, office premises currently being occupied by one of the directors of the Company. These offices are being currently loaned to the Company at no cost and the Company has no lease arrangements or rental commitment at this time

ITEM  3.  LEGAL  PROCEEDINGS

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

     No matters were submitted to the stockholders during the year ended September 30, 2004.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's common stock was approved for trading on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol KTLR on August 24, 2001. In connection with the change of the Company's name to Koala International Wireless Inc., the Company's trading symbol was changed to KIWI on December 10, 2001. The Company changed its name again in January 2004 to KIWI Networks Solutions, Inc. The Company completed a 1 for 100 reverse split on November 5, 2004 and the Company's current trading symbol is: KIWS.

     All loss per share amounts are reported for the years 2003 and 2004 giving retroactive effect to the November 5, 2004 reverse stock split on a 1 for 100 basis.
     The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the period indicated. These prices are all on the basis of the pre reverse stock split. Such prices are interdealer prices without retail markups, markdowns or commissions and may not represent actual transactions.

QUARTER  ENDED              HIGH          LOW

December  31,  2002         $.11          $.11
March  31,  2003            $.38          $.32
June  30,  2003             $.135         $.135

September  30,  2003        $.16          $.13
December  31,  2003         $.12          $.11
March  31,  2004            $.08          $.07
June  30,  2004             $.06          $.05
September  30,  2004        $.01          $.01

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On October 18, 2001, the Company issued 6,500,000 pre reverse stock split shares of common stock to the stockholders of Urbanesq pursuant to a voluntary share exchange. The issuance was conducted pursuant to an exemption from registration, namely Rule 506 of Regulation D and/or Regulation S under the Securities Act of 1933, as amended.

     The Company prepared and distributed an offering memorandum to the Urbanesq stockholders before they signed the voluntary share exchange agreement and subscribed for the stock. The 6,500,000 shares of the Company's common stock held by the stockholders of Urbanesq are restricted securities subject to Rule 144 of the Act.

     On August 20, 2002, the Company issued 1,646,000 shares in settlement of debt and 50,000 shares in settlement of salaries. During the Company's fiscal year ended September, 2003, the Company issued 8,758,930 shares for services and technology, 2,864,556 shares in settlement of debt, 1,500,000 shares in payment of consulting fees, and 9,500,000 shares for compensation to directors; subsequently, 4,000,000 of these shares were cancelled. During the first quarter of the Company's fiscal year ended September 30, 2003, the Company issued 34,000,000 shares in settlement of debt and 3,000,000 shares in trust for an acquisition but these shares were subsequently cancelled. During the first quarter, the Company issued a further 3,500,000 shares for services and technology. During the second quarter ended March 31, 2004, the Company issued 150,000 shares in settlement of employment agreements. During the fourth quarter ended September 30, the Company issued 37,800,000 shares in settlement of debt and cancelled 3,800,000 shares previously issued for debt.

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

PLAN  OF  OPERATIONS

     The Company's business is still in its development stage. The Company has not generated any revenue to date. The Company plans to generate revenue through the production and marketing of its communication device and services as well as other business opportunities that the Company may be presented with . No revenues have been received during the fiscal year. Attempts, although promising to date, to raise capital to permit the company to finalize its hardware product have not been successful.

     During the period from August 25, 2000 (date of inception of Urbanesq) through September 30, 2004, the Company engaged in no significant operations other than organizational activities and research and development. The Company received no revenues during this period.

     For the 2004 fiscal year, the Company incurred a loss in the amount of $2,799,751, compared to a loss of $3,212,184 in the previous year. Most of the expenses incurred for both years were for consulting fees provided to the Company for the purpose of increasing the Company's business presence and efforts to develop its business plan. Operation costs over the next year will depend on a number of factors, including the cost of producing the new communications device, the cost of conducting marketing research and preparing a marketing campaign.

Recent  Developments  and  Discussions

     Management is working to add to its business and is reassessing the business plan based on a series of identified new emerging technologies to advance the company's competitive advantage in its sector. However the company is also assessing more viable opportunities within the current market segment and beyond

      The Company has also signed certain Letters Of Intent with IPBand for the purpose of possibly merging it into the company the acquisition of IPBand is expected to be finalized in the first quarter fiscal year 2005 which will provide server and infrastructure capability for the company. Coinciding with these efforts, is the acquisition of Dylan Morris Software Inc. which is expected to be completed during the first quarter of calendar 2005. This software will provide secure transmission 2-way in any form on a peer to peer basis.

     The Company did not complete its Share Exchange Agreement with NoWire Telecom Inc., and instead, purchased certain technology, based on research and development, from NoWire Telecom for the issuance of 2,212,646 common shares.

     The Company is in the process of negotiating a private placement to provide funds for the completion of the development of the KEEWEE/MOBI device

Liquidity  and  Capital  Resources

     The Company has financed its expenses and costs thus far through the increase in its accounts payable, payments made by others for the Company and by the settlement of the payable amounts with shares of common stock of the Company. As of September 30, 2004, the Company had a working capital deficiency of $1,110,613 compared to a working capital deficiency of $82,563 at September 30, 2003. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. As of September 30, 2004, the Company had a total stockholders' deficit of $1,095,288, with accumulated deficit during the development stage of $9,374,612. There is doubt regarding the Company's ability to continue as a going concern.

     No material commitments for capital expenditures were made during the years ended September 30, 2004 or 2003.

     The Company estimates the cost of producing and marketing the KEEWEE/MOBI product at $500,000. The Company is in the process of negotiating financing for completion of product development and the first manufacturing run. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisitions of other businesses. Current 2004 status.

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

EFFECT  OF  FLUCTUATIONS  IN  FOREIGN  EXCHANGE  RATES

     The Company's reporting and functional currency is the US dollar. Currently, most of the Company's assets are located in Canada. Transactions in Canadian dollars have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company's international operations in other than US dollars will be subject to foreign exchange risk.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In December 2004, FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company already uses the fair-value method to account for its stock-based compensation.

ITEM  7.  FINANCIAL  STATEMENTS

Report  of  Independent  Registered Public Accounting Firm                    10

Consolidated  Balance  Sheets  as  at  September  30,  2004  and
September  30, 2003                                                           11

Consolidated  Statements  of  Operations  for  the  years  ended
September  30, 2004, and  September  30,  2003, and for the period from
August  25,  2000 (Date  of  Inception)  to  September  30,  2004             12

Consolidated  Statements  of  Stockholders' Equity for the period from
August  25,  2000 (Date  of  Inception)  to  September  30,  2004             13

Consolidated Statements  of  Cash  Flows  for  the  years  ended
September  30, 2004, and  September  30,  2003, and for the period from
August  25,  2000 (Date  of  Inception)  to  September  30,  2004             15

Notes  to  Consolidated  Financial  Statements                                16

TO  THE  SHAREHOLDERS  AND  DIRECTORS
OF  KIWI  NETWORK  SOLUTIONS  INC.
(A  Development  Stage  Company)

The accompanying consolidated balance sheets of KIWI Network Solutions Inc. (a development stage company) as at September 30, 2004 and 2003 and the statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended September 30, 2004 and 2003 and the cumulative totals for the development stage operations from August 25, 2000 (inception) through September 30, 2004 have been prepared by KIWI Network Solutions Inc. 's management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

The consolidated financial statements as at and for the year ended September 30, 2004 have not been reviewed by the Company's Independent Registered Accountants. Management anticipates the Independent Accountants will complete their review and an amended 10-QSB will be filed within ten (10) days of the current filing.


KIWI  Network  Solutions  Inc.

Toronto,  Ontario

January  20,  2005

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
Consolidated  Balance  Sheets
September  30
(U.S.  Dollars)



                                                   2004             2003
                                                   -----------  -----------
Assets

Current
   Cash                                            $         0  $        60
                                                   -----------  -----------

Total Current Assets                                         0           60
Property and Equipment,
   net of accumulated amortization
   $24,183 (2003 - $20,351)                             15,325       19,157
                                                   -----------  -----------
                                                   $    15,325  $    19,217
                                                   -----------  -----------

Liabilities

Current
   Accounts payable and accrued liabilities        $   401,890  $    82,623
   Loans Payable                                       626,123            0
   Due to related parties                               82,600            0
                                                   -----------  -----------
                                                   $ 1,110,613  $    82,623
                                                   -----------  -----------

Commitments (note 7)

Stockholders'Deficiency

Capital Stock (Notes 5 and 10)
Preferred Stock, $0.001 Par Value,
20,000,000 Shares authorized,
No Preferred shares Issued and Outstanding
Common Stock, $0.001 Par Value,
100,000,000 Shares authorized,
   1,083,695 shares Issued and Outstanding
   [Note 5(b)]                                         101,569       51,419

   (2003 - 51,419,486)                               8,172,135    6,339,254
Additional paid in capital                                   0       (7,100)
Subscription receivable

Other Comprehensive Income                               5,620        4,851
Deficit Accumulated During Development Stage
   of Operations                                    (9,374,612)  (6,451,830)
                                                   -----------  -----------
Total Stockholders' Deficiency                      (1,095,288)     (63,406)
                                                   -----------  -----------
Total Liabilities and Stockholders' Deficiency     $   (15,325) $    19,217
                                                   -----------  -----------

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
Consolidated  Statements  of  Operations
Years Ended September 30, 2004, September 30, 2003 and for the Period from August 25, 2000 (Inception) to September 30, 2004
(U.S.  Dollars)




                                                                                              From
                                                                                           Date of
                                                                                         Inception
                                                                                                To
                                                           Year Ended September 30,   September 30,
                                                                2004          2003            2004
                                           -------------------------  ------------  --------------

Expenses
  Consulting. . . . . . . . . . . . . . .             $    2,193,222  $  1,583,000  $    6,175,771
  Stock based Compensation. . . . . . . .                    784,000       214,660         998,660
  Professional fees . . . . . . . . . . .                     28,977        49,669         244,802
  Directors compensation (reversal) . . .                   (263,000)      950,000         687,000
  Marketing . . . . . . . . . . . . . . .                     11,664             0         205,074
  Product development . . . . . . . . . .                          0       280,456         400,495
  Salaries. . . . . . . . . . . . . . . .                          0             0         145,719
  Financing and due diligence . . . . . .                      2,542             0          75,992
  Rent, office and administration . . . .                     38,514       129,766         226,728
  Write-off merger goodwill . . . . . . .                          0             0          38,013
  Travel. . . . . . . . . . . . . . . . .                          0             0          50,564
  Investor relations. . . . . . . . . . .                          0             0          27,112
  Website . . . . . . . . . . . . . . . .                          0             0          74,499
  Depreciation. . . . . . . . . . . . . .                      3,832         4,795          24,183
-----------------------------------------  -------------------------  ------------  --------------
Net Loss. . . . . . . . . . . . . . . . .                $(2,799,751)  $(3,212,346)    $(9,374,612)
-----------------------------------------  -------------------------  ------------  --------------
Net Loss Per Share. . . . . . . . . . . .                     $(3.47)      $(19.53)
-----------------------------------------  -------------------------  ------------
Weighted Average Number of
  Shares Outstanding (post reverse split)                    806,478       164,491
-----------------------------------------  -------------------------  ------------

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) Years Ended September 30, 2004, and September 30, 2003 and for the Period from August 25, 2000 (Inception) to September 30, 2004
(U.S.  Dollars)

                                                           Common Stock                                              Total
                                                      & Paid in Capital                                              Stockholders'
                                               Number      in excess of   Subscriptions  Comprehensive  Accumulated  Equity
                                            of Shares  $0.001 par Value      Receivable         Income      Deficit  (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
August 25, 2000 inception                     540,000       $    27,189       $       0     $        0    $       0    $   27,189
Issuance of original common stock
  For services and concept development              0                 0          40,192              0            0        40,192
Foreign currency translation loss                   0                 0               0           (194)           0          (194)
Net loss for the initial thirty-six day period      0                 0               0              0      (45,676)      (45,676)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                   540,000            27,189          40,192           (194)     (45,676)       21,511
Issuance of common stock
  for cash                                    814,167           187,405         (40,192)             0            0       147,213
Foreign currency translation gain                   0                 0               0          8,643            0         8,643
Net loss                                            0                 0               0              0     (179,888)     (179,888)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                 1,354,167           214,594               0          8,449     (225,564)       (2,521)
Shares of accounting subsidiary acquired
  on reverse take-over                     12,145,833           409,003               0              0            0             0
Adjustment to eliminate capital stock of
  accounting subsidiary on reverse take-over        0          (409,003)              0              0            0             0
Cancellation of common stock on acquisition
  of subsidiary                            (7,500,000)         (119,218)              0              0      119,218             0
Common stock issuance as a result of
  reverse take-over                         6,500,000                 1               0              0            0             1
Cancellation of common stock                 (500,000)           (3,815)              0              0        3,815             0
Issuance for settlement of debt             1,646,000            59,380               0              0            0        59,380
Issuance for settlement of salaries            50,000             2,500               0              0            0         2,500
Value of options attached to common shares          0         2,263,560               0              0            0     2,263,560
Foreign currency translation loss                   0                 0               0         (3,436)           0        (3,436)
Net loss                                            0                 0               0              0   (3,137,115)   (3,137,115)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                13,696,000       $ 2,417,002       $       0     $    5,013  $(3,239,646)   $ (817,631)
Issuance for settlement of debt             8,758,930           926,555               0              0            0       926,555
Issuance on exercise of options             1,100,000            43,000          (7,100)             0            0        35,900
Issuance for services and technology        2,864,556           289,456               0              0            0       289,456
Issuance for consulting fees               15,500,000         1,550,000               0              0            0     1,550,000
Stock based Compensation (Note4(h))                 0           214,660               0              0            0       214,660
Issuance for compensation to directors      9,500,000           950,000               0              0            0       950,000


Foreign currency translation loss                   0                 0               0           (162)           0          (162)
Net loss                                            0                 0               0              0   (3,212,184)   (3,212,184)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                51,419,486         6,390,673          (7,100)         4,851   (6,451,830)      (63,406)

Adjustment                                          0           123,031               0              0     (123,031)            0
Issuance for settlement of debt            34,000,000          (191,000)              0              0            0      (191,000)
Issuance on exercise of options               300,000            15,000           7,100              0            0        22,100
Issuance for services and technology       11,500,000         1,380,000               0              0            0     1,380,000
Issuance for consulting fees               15,000,000           932,000               0              0            0       932,000
Stock based Compensation (Note4(h))           150,000            24,000               0              0            0        24,000
Cancellation of shares previously issued
to compensation to directors               (4,000,000)         (400,000)              0              0            0      (400,000)
Foreign currency translation gain                   0                 0               0            769            0           769
-----------------------------------------------------------------------------------------------------------------------------------
                                          108,369,486         8,273,704               0          5,620   (6,574,861)    1,704,463
Effect of reverse stock split [Note 5(b)](107,285,791)                0               0              0            0             0
Net loss                                            0                 0               0              0   (2,799,751)   (2,799,751)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                 1,083,695         8,273,704               0          5,620   (9,374,612)   (1,095,288)


KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
Consolidated  Statements  of  Cash  Flows
Years Ended September 30, 2004, September 30, 2003 and for the Period from August 25, 2000 (Inception) to September 30, 2004
(U.S.  Dollars)


                                                                                                             From
                                                                                                          Date of
                                                                                                        Inception
                                                                                                               To
                                                                          Year Ended September 30,   September 30,
                                                                               2004          2003            2004
                                                          -------------------------  ------------  --------------

Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . . . . . .  $              (2,799,751) $ (3,212,184) $   (9,374,612)
  Items not involving cash
    Amortization . . . . . . . . . . . . . . . . . . . .                      3,832         4,795          24,183
    Salaries paid by share issuance. . . . . . . . . . .                     24,000             0         986,500
    Write-off of salaries payable. . . . . . . . . . . .                   (111,355)            0        (111,355)
    Consulting paid by share issuance. . . . . . . . . .                  1,352,000       214,660       3,830,120
    Directors compensation paid by
       share issuance. . . . . . . . . . . . . . . . . .                          0       950,000         950,000
    Write-off of director's compensation . . . . . . . .                   (200,000)            0        (200,000)
    Consulting, services, technology  and travel paid by
      travel paid by share issuance. . . . . . . . . . .                    760,000     1,839,456       1,664,456
    Changes in operating assets
    and liabilities. . . . . . . . . . . . . . . . . . .                     57,723       167,433       1,186,169
--------------------------------------------------------  -------------------------  ------------  --------------
Cash Used in Operating Activates . . . . . . . . . . . .                   (913,551)      (35,840)     (1,044,539)
--------------------------------------------------------  -------------------------  ------------  --------------
Investing Activity
  Fixed assets acquired. . . . . . . . . . . . . . . . .                          0             0         (39,508)
--------------------------------------------------------  -------------------------  ------------  --------------
Financing Activity
  Due to related parties . . . . . . . . . . . . . . . .                     83,368             0          83,368
  Loans payable. . . . . . . . . . . . . . . . . . . . .                    626,123             0         626,123
  Issuance of common stock
    for debt . . . . . . . . . . . . . . . . . . . . . .                    189,000             0         189,000
    for cash . . . . . . . . . . . . . . . . . . . . . .                     15,000        35,900         185,556
--------------------------------------------------------  -------------------------  ------------  --------------
Cash Provided by Financing Activities. . . . . . . . . .                    913,491        35,900       1,084,047
--------------------------------------------------------  -------------------------  ------------  --------------
Inflow (Outflow) of Cash . . . . . . . . . . . . . . . .                        (60)           60               0
Cash, Beginning of Period. . . . . . . . . . . . . . . .                         60             0               0
--------------------------------------------------------  -------------------------  ------------  --------------
Cash, End of Period. . . . . . . . . . . . . . . . . . .  $                       0  $         60  $            0
--------------------------------------------------------  -------------------------  ------------  --------------
Supplemental Information:
Cash paid for interest . . . . . . . . . . . . . . . . .  $                       0  $          0  $            0
Corporate income taxes paid. . . . . . . . . . . . . . .  $                       0  $          0  $            0
Cancellation of shares previously issued
to settle debt . . . . . . . . . . . . . . . . . . . . .  $                (380,000) $          0  $      546,555
--------------------------------------------------------  -------------------------  ------------  --------------

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
Notes  to  Consolidated  Financial  Statements
Years Ended September 30, 2004, September 30, 2003 and for the Period from August 25, 2000 (Inception) to September 30, 2004
(U.S.  Dollars)
--------------------------------------------------------------------------------

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

The Company has minimal capital resources presently available to meet obligations which normally can be expected

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
Notes  to  Consolidated  Financial  Statements
Years Ended September 30, 2004, September 30, 2003 and for the Period from August 25, 2000 (Inception) to September 30, 2004
(U.S.  Dollars)
--------------------------------------------------------------------------------

to be incurred by similar companies and has accumulated deficit of $9,373,921. The Company is in the process of negotiating a private placement to provide funds for the completion of the development of the KEEWEE device. Once funding is acquired, and the device is completed, the Company expects to generate revenues from the sale of the device.

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

(b)     Comprehensive  Income

Comprehensive income is comprised of net loss and other comprehensive income arising from foreign currency translation.

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

Amortization is provided using the straight-line method based on the following estimated useful life:

Furniture  and  equipment     -  5  years

(f)     Net  loss  per  share

Net loss per share computations are based on the weighted average number of common shares outstanding during the year. Diluted loss per share has not been presented separately as the outstanding options are anti-dilutive for

KIWI  Network  Solutions  Inc.
(formerly Koala International Wireless Inc.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2004, September 30, 2003 and for the Period from August 25, 2000 (Inception) to September 30, 2004
(U.S. Dollars)
--------------------------------------------------------------------------------

each of the years presented.

(g)     Research and development

Research and development costs are expensed to operations as incurred.

(h)     Stock  based  Compensation

The Company applies APB Opinion no. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense for the year ended September 30, 2004 (September 30, 2003 - $Nil). Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:
                                           2004               2003
--------------------------------------------------------------------------
Net  loss,  as  reported                   $(2,799,751)       $(3,212,184)
Intrinsic  value  expensed                           0                  0
Fair  value  of  stock  options                      0                  0
                                            ----------         ----------
Net  Loss,  pro-forma                      (2,799,751)         (3,212,184)

Net  loss  per  share,  as  reported        $    (3.47)       $    (19.53)
Plus  intrinsic value per share expensed         0.000              0.000
Plus  fair  value per share of stock options     0.000        $    (0.00)
                                            ----------         ----------
Net  loss  per  share,  pro-forma           $    (3.47)       $    (19.53)
--------------------------------------------------------------------------

During the year ended September 30, 2004, no options were granted to consultants. These options were accounted for using the Black-Scholes option - pricing model, which resulted in stock based compensation expense totalling $784,000 (2003 - $214,660). The fair value of each option grant is calculated using the following weighted average assumption:


                                                            2004          2003
---------------------------------------------------------------------     ----
Expected  life  (years)                                      N/A          2.875
Interest  rate                                               N/A          1.00%
Volatility                                                   N/A          247%
Dividend  yield                                              N/A          0.00%

(i)     Recent  Accounting  Pronouncements

In December 2004, FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2004, September 30, 2003 and for the Period from August 25, 2000 (Inception) to September 30, 2004
(U.S. Dollars)
--------------------------------------------------------------------------------

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company already uses the fair-value method to account for its stock-based compensation.

5.     CAPITAL  STOCK

(a) During the first quarter of the year ended September 30, 2003, the Company issued 34,000,000 shares of common stock to the President of the Company for services rendered, valued at $3,400,000 but the Company cancelled the share issuance and did not record the transaction. Also during the first quarter of the year, the Company issued 3,000,000 shares (valued at $300,000) in trust for the acquisitions of Dylan Morris Software Inc, IPBand, and Digiplates Software Inc., 300,000 shares on the exercise of options for proceeds of $15,000 to the Company, and 8,000,000 shares (valued at $960,000) for consultants pursuant to the Company's S-8. The Company issued a further 3,500,000 shares (valued at $420,000) for consulting services. The Company subsequently cancelled the 3,000,000 shares in trust (valued at $300,000) issued and therefore did not record the transaction.

During the second quarter ended March 31, 2004, the Company created a class of convertible preferred stock with 10,000,000 shares authorized and named it Series A Convertible Preferred Stock. The key characteristics of Series A Convertible Preferred stock are that each share has 100 votes and that each share shall be convertible to 100 shares of common stock at the sole discretion of the stockholder. In addition, shares of Series A Convertible Preferred stock shall be entitled to preference over the common stock holders in the event of a liquidation of the Company. Also during the quarter ended March 31, 2004, the Company issued 12,100,000 shares of common stock (valued at $1,331,000) to consultants pursuant to the Company's S-8. Also, the Company cancelled 2,000,000 shares of common stock that had been issued in a previous fiscal year valued at $200,000 for services rendered. In settlement of employment agreements with two former employees, the Company issued 150,000 shares of common stock valued at $24,000.

During the third quarter ended June 30, 2004, the Company cancelled 3,800,000 shares of common stock which had been issued to various suppliers for services rendered, valued at $380,000. The Company subsequently re-issued 5,800,000 common shares to some of the suppliers for services rendered, valued at $29,000.

During the last quarter of the year, the Company reinstated $743,277 of loans payable to various suppliers for services rendered of which $160,000 worth of loans payable was repaid by the issuance of 32,000,000 shares of common stock. Also during the fourth quarter of the year, the Company cancelled 5,900,000 shares of common stock previously issued for services valued at approximately $599,000.

(b) Subsequent to the year ended September 30, 2004, the Company approved a reverse stock split of 1:100 effective November 5, 2004. The effect of the reverse stock split is included in the financial statements for the year ended September 30, 2004.

c)  (i)     Options  outstanding
            As  of  September  30,  the  following  options  were  outstanding:
                     Exercise
Expiry  Date         Price       2004  2003         2002
------------         --------    ----  ----         ----
April  15,  2004     $  5.00      0     0           100,000
March  22,  2005     $  0.03      0     0           600,000
June  15,  2005      $  7.50      0     0           100,000
August  20,  2005    $  0.50      0     300,000     300,000
August  21,  2005    $  0.15      0     200,000     0
August  21,  2005    $  0.30      0     200,000     0
August  21,  2005    $  0.60      0     200,000     0

KIWI  Network  Solutions  Inc.
(formerly Koala International Wireless Inc.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2004, September 30, 2003 and for the Period from August 25, 2000 (Inception) to September 30, 2004
(U.S. Dollars)
--------------------------------------------------------------------------------


August  21,  2005    $  0.90      0     200,000     0
September 1, 2007    $ 10.00      0     0           100,000
--------------------------------------------------------------
Totals                            0     1,100,000   1,200,000
--------------------------------------------------------------

(ii) The following table summarizes the Company's stock option activity for the years since inception:
                                                                    Weighted
                                                Exercise            Average
                                   Number       Price               Exercise
                                   of  Shares   Per  Share          Price
--------------------------------------------------------------------------------
Balance,  September  30,  2001     0            $  0.00             $  0.00
Granted  during  year              1,200,000    $  0.03 - $10.00    $  2.02
--------------------------------------------------------------------------------
Balance,  September  30,  2002     1,200,000    $  0.03 - $10.00    $  1.80
Cancelled  during  year             (100,000)   $  5.00
Cancelled  during  year             (100,000)   $  7.50
Cancelled  during  year             (100,000)   $ 10.00
Granted  during  year                800,000    $  0.15 - $ 0.90    $  0.49
Granted  during  year                800,000    $  0.05             $  0.05
Exercised  during  year             (600,000)   $  0.03
Exercised  during  year             (500,000)   $  0.05
--------------------------------------------------------------------------------
Balance,  September  30,  2003     1,400,000    $  0.03 - $ 0.90    $  0.15
Exercised  during  year             (300,000)   $  0.05
--------------------------------------------------------------------------------
Balance,  September  30,  2004     1,100,000    $  0.05             $  0.05
--------------------------------------------------------------------------------



6.  INCOME  TAXES
The Company has operating losses which may be carried forward to apply against future year's taxable income. The components of future income tax assets are as follows:


                                               2004          2003          2002
-------------------------------------------------------------------------------
Future  income  tax  assets
  Non-capital  loss  carry  forwards     $6,968,109    $4,191,589    $1,194,065
  Approximate  tax  rate                        35%           35%           35%
-------------------------------------------------------------------------------
                                          2,438,838     1,467,056       417,900
Valuation  allowance                     (2,438,838)   (1,467,056)     (417,900)
-------------------------------------------------------------------------------
                                                 $0            $0            $0
-------------------------------------------------------------------------------

Income  tax  losses  expire  in 2024 - $(2,776,520); 2023 - $(2,997,524); 2022 -
$(835,542);  2021  -  $(352,748);  and  2020  $(5,775).

7.  COMMITMENTS

The  Company  has  cancelled  its  lease  agreement  of  December,  2003.

8.  RELATED  PARTY  TRANSACTION

For the year ended September 30, 2004, $63,000 of loans payable to a previous director were written off.

9.  LICENSES

The licenses referred to in note 2 were acquired on February 14, 2000 for a term of three years. The Company agreed to pay an annual fee of $500 for maintenance of the grantor's website commencing February 14, 2001. The grantor of the license retains 50% of the profit on all sales made through the website. To
September  30,  2004,  no  sales  occurred  and  the  license  was  abandoned.

10.  SUBSEQUENT  EVENTS

[a]   Reverse  stock  split

Subsequent to September 30, 2004, the Company approved a reverse stock split in the ratio of 1:100 shares effective November 5, 2004.

[b]  Share  issuances

Subsequent to September 30, 2004, the Company issued 946,980 shares (post reverse stock split) in settlement of accounts payables which were outstanding as of Sept 30, 2004, totalling $ 47,349.plus an additional 2,969,324 shares (post reverse stock split) in settlement of debt which was outstanding as of Sept 30, 2004, totalling $ 148,465.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

     This table sets forth the name, age and position of each director and executive officer of the Company:

Name  of  Director      Age          Position

Derek  Pepler            45          Director  and  President
Robert  Vivacqua         40          Director
Ernest  Kolenda          49          Director

     Derek Pepler - Director and President. From 1986 to 1994, Mr. Pepler specialized in Commercial, Investment and development real estate as a Senior Consultant with Colliers International and with Oxford Development Group as a Director. From 1994 to 1999, Mr. Pepler worked with several merchant banks as V.
P. Sales and Marketing, managing debt financing and venture capital opportunities. In 1999 (to present) Derek joined sales and distribution for EquiGenesis Corporation, a private limited-market securities dealer specializing in structured finance.

     Robert Vivacqua - Director. Mr. Vivacqua has over 7 years experience as a Financial Planner and Investment Advisor and has worked within several large and medium sized firms within the investment industry. He gained his start in the Investment industry while at Bank Of America where he made the transition from computer Science (where he initially acquired a degree in) to a currency trader. From there he graduated into the position of Financial Analyst at Elliott & Page Mutual Funds, which eventually amalgamated into Manulife Financial where he presently maintains a position as a consultant. Further, he also became a partner in a small boutique independent Venture Capital Firm named RJ Sterling Venture Capital where he performs a wide range of duties for its customers such as financial/estate planning, advising, and mortgage facilitator for individual investors. In addition he has procured and assisted in various financing's for small to mid sized private/public companies through his and the companies relationships within the investment industry.

     Ernest Kolenda - Director. MrMr. Kolenda, age 49, developed his business skills through entrepreneurial endeavors. Since 2000, Mr. Kolenda has been directly or indirectly providing consulting services to various concerns in matters of due diligence, corporate governance, mergers and acquisitions, capital funding, restructuring, personnel and operations. Currently Mr. Kolenda is involved in the creation and establishment of a CPC, Sackport Ventures Inc., on the TSX venture exchange. In 1991, Mr. Kolenda sold his private business interests to Eiger Technologies Inc., or its predecessor, a public company listed on the Toronto Stock Exchange and OTCBB, where he was Corporate Secretary and director from 1991 to 2000. During his business career, Mr. Kolenda has been active in both successful private and public corporations, from infancy to fully reporting public status, as well as, in Board of Director positions for private, public and chartable organizations.

ITEM  10.  EXECUTIVE  COMPENSATION

     During the last fiscal year, officers and directors of the Company, or its subsidiaries, have received no shares in remuneration for services rendered through September 30, 2004. No officer or director received any cash payments. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers for services provided to the Company.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth as of December 30, 2004 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                                                 PERCENTAGE  OF
                                                                    OUTSTANDING
NAME  AND POSITION                     NUMBER OF SHARES                  SHARES

Derek  Pepler                                    20,043             0.004%
Robert  Vivacqua                                  2,500             0.0005%
Ernest  Kolenda                                   1,470             0.0003%
All  Current  Directors  and
Officers  As  A  Group  (3 Persons)              24,013             0.0048%


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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: none

REPORTS ON FORM 8-K:
8k filed with the SEC on November 5, 2004 and amendments thereto.
8k  filed  with  the  SEC  on  August  25,  2004  and  amendments  thereto.
8k  filed  with  the  SEC  on  August  3,  2004  and  amendments  thereto.
8k  filed  with  the  SEC  on  June  28,  2004  and  amendments  thereto.
8k  filed  with  the  SEC  on  June  8,  2004  and  amendments  thereto.
8k  filed  with  the  SEC  on  November  7,  2003  and  amendments  thereto.

ITEM 14. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWI NETWORK SOLUTIONS INC.

By: /s/ Derek Pepler
    ------------------
    Derek  Pepler
    President  and  Director

    Date:  January  14,  2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/  Derek  Pepler                    Date:  January  14,  2005
     ------------------
     Derek  Pepler
     President  and  Director


By:  /s/  Robert  Vivacqua                 Date:  January  14,  2005
     ---------------------
     Robert  Vivacqua
     Director


By:  /s/  Ernie  Kolenda                   Date:  January  14,  2005
     -------------------
     Ernie  Kolenda
     Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Derek Pepler, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of KIWI Network Solutions Inc. for the fiscal year ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.

          By:     /s/  Derek  Pepler
                  ------------------

          Name:   Derek  Pepler

          Title:  Chief  Executive  Officer

          Date:   January  14,  2005

I,  Robert Vivacqua, pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of KIWI Network Solutions Inc. for the fiscal year ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.

          By:     /s/  Robert  Vivacqua
                  ----------------------

          Name:   Robert  Vivacqua

          Title:  Chief  Financial  Officer

          Date:   January  14,  2005

302  CERTIFICATION


I, Derek Pepler, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of KIWI Network Solutions Inc.;

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



     Date:     January 14, 2005               /s/ Derek Pepler
                                              ----------------
                                              Derek  Pepler,
                                              Chief  Executive  Officer

302 CERTIFICATION

I, Robert Vivacqua, acting Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of KIWI Network Solutions Inc.;

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



Date:  January  14,  2005            /s/  Robert  Vivacqua
                                     ---------------------
                                     Robert  Vivacqua,
                                     Acting Chief Financial Officer and Director