Form 10KSB/A
period 2004-09-30
KIWI NETWORK SOLUTIONS INC
filed 2005-02-03
CIK 1094651

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------
                                   FORM 10-KSB/A

(Mark  one)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2004
                                     --------------------

OR

[ ]  Transition  report  under  section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  transition  Period  from  ___________  to  ___________

                         Commission file number: 0-28475


    KIWI NETWORK SOLUTIONS INC. (FORMERLY KOALA INTERNATIONAL WIRELESS INC.)
    ------------------------------------------------------------------------
                  (Name of small business issuer in its charter)


          Nevada                                         76-0616468
          ------                                         ----------
 (State  or  other  jurisdiction                     (I.R.S.  Employer
of  incorporation  or  organization)                Identification  No.)


Simpson  Tower,  401  Bay  St,  #2112
Toronto  Ontario,  M5H2Y4                                 M5H2Y4
-------------------------                                 ------
(Address  of  principal  executive  offices)            (Zip  Code)


Registrant's  telephone  number:  (416)  834-6686
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


     The Company had estimated the cost of producing and marketing the KEEWEE/MOBI product at $500,000.The Company required financing and/or a joint venture agreement for completion of product development. To date the company has not obtained financing. The availability of future financings will depend on market conditions.


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


For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The company currently used the intrinsic value method.

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

Notes  to  Consolidated  Financial  Statements                                16

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

TO  THE  STOCKHOLDERS  AND  DIRECTORS  OF
KIWI NETWORK SOLUTIONS INC. (Formerly Koala International Wireless Inc.) (A Development Stage Company)

We have audited the consolidated balance sheets of Kiwi Network Solutions Inc. (Formerly Koala International Wireless Inc.) (a development stage company) as at September 30, 2004 and 2003 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years ended September 30, 2004 and 2003 and the cumulative totals for the development stage operations from August 25, 2000 (inception) through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurances whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2004 and 2003 and the results of its operations and its cash flows for each of the years ended September 30, 2004 and 2003 and the cumulative totals for the development stage operations from August 25, 2000 (inception) through September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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



"Pannell  Kerr  Forster"

Chartered  Accountants

Vancouver,  Canada

February  2,  2005

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
A  Development  Stage  Company
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

Commitments (note 7)

Stockholders'Deficiency

Capital Stock (Notes 5 and 10)
Preferred Stock, $0.001 Par Value,
20,000,000 Shares authorized,
No Preferred shares Issued and Outstanding
Common Stock, $0.001 Par Value,
100,000,000 Shares authorized,
   1,083,695 shares Issued and Outstanding
   [Note 5(b)]                                         101,569       51,419

   (2003 - 514,195)                                  8,172,135    6,339,254
Additional paid in capital                                   0       (7,100)
Subscription receivable

Other Comprehensive Income                               5,620        4,851
Deficit Accumulated During Development Stage
   of Operations                                    (9,374,612)  (6,451,830)
                                                   -----------  -----------
Total Stockholders' Deficiency                      (1,095,288)     (63,406)
                                                   -----------  -----------
Total Liabilities and Stockholders' Deficiency     $   (15,325) $    19,217
                                                   -----------  -----------

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
A  Development  Stage  Company
Consolidated  Statements  of  Operations
Years  Ended  September  30,  2004,  September  30, 2003 and for the Period from
August  25,  2000  (Inception)  to  September  30,  2004
(U.S.  Dollars)




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

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
A  Development  Stage  Company
Consolidated  Statements  of  Changes  in  Stockholders'  Equity  (Deficiency)
Years  Ended  September 30, 2004, and September 30, 2003 and for the Period from
August  25,  2000  (Inception)  to  September  30,  2004
(U.S.  Dollars)

                                                           Common Stock                                              Total
                                                      & Paid in Capital                                              Stockholders'
                                               Number      in excess of   Subscriptions  Comprehensive  Accumulated  Equity
                                            of Shares  $0.001 par Value      Receivable         Income      Deficit  (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

August 25, 2000 inception . . . . . . . . . . .    5,400  $   27,189  $      0  $     0  $          0  $    27,189
Issuance of original common stock
  For services and concept development. . . . .        0           0    40,192        0             0       40,192
Foreign currency translation loss . . . . . . .        0           0         0     (194)            0         (194)
Net loss for the initial thirty-six day period.        0           0         0        0       (45,676)     (45,676)
-----------------------------------------------  -------  ----------  --------  -------  ------------  -----------
Balance, September 30, 2000 . . . . . . . . . .    5,400      27,189    40,192     (194)      (45,676)      21,511
Issuance of common stock
  for cash. . . . . . . . . . . . . . . . . . .    8,142     187,405   (40,192)       0             0      147,213
Foreign currency translation gain . . . . . . .        0           0         0    8,643             0        8,643
Net loss. . . . . . . . . . . . . . . . . . . .        0           0         0        0      (179,888)    (179,888)
-----------------------------------------------  -------  ----------  --------  -------  ------------  -----------
Balance, September 30, 2001 . . . . . . . . . .   13,542     214,594         0    8,449      (225,564)      (2,521)
Shares of accounting subsidiary acquired
  on reverse take-over. . . . . . . . . . . . .  121,458     409,003         0        0             0            0
Adjustment to eliminate capital stock of
  accounting subsidiary on reverse take-over. .        0    (409,003)        0        0             0            0
Cancellation of common stock on acquisition
  of subsidiary . . . . . . . . . . . . . . . .  (75,000)   (119,218)        0        0       119,218            0
Common stock issuance as a result of
  reverse take-over . . . . . . . . . . . . . .   65,000           1         0        0             0            1
Cancellation of common stock. . . . . . . . . .   (5,000)     (3,815)        0        0         3,815            0
Issuance for settlement of debt . . . . . . . .   16,460      59,380         0        0             0       59,380
Issuance for settlement of salaries . . . . . .     5,00       2,500         0        0             0        2,500
Value of options attached to common shares. . .        0   2,263,560         0        0             0    2,263,560
Foreign currency translation loss . . . . . . .        0           0         0   (3,436)            0       (3,436)
Net loss. . . . . . . . . . . . . . . . . . . .        0           0         0        0    (3,137,115)  (3,137,115)
-----------------------------------------------  -------  ----------  --------  -------  ------------  -----------
Balance, September 30, 2002 . . . . . . . . . .  136,960  $2,417,002  $      0  $ 5,013   $(3,239,646)   $(817,631)
Issuance for settlement of debt . . . . . . . .   87,590     926,555         0        0             0      926,555
Issuance on exercise of options . . . . . . . .   11,000      43,000    (7,100)       0             0       35,900
Issuance for services and technology. . . . . .   28,645     289,456         0        0             0      289,456
Issuance for consulting fees. . . . . . . . . .  155,000   1,550,000         0        0             0    1,550,000
Stock based Compensation (Note4(h)) . . . . . .        0     214,660         0        0             0      214,660
Issuance for compensation to directors. . . . .   95,000     950,000         0        0             0      950,000


Foreign currency translation loss . . . . . . .        0           0         0     (162)            0         (162)
Net loss. . . . . . . . . . . . . . . . . . . .        0           0         0        0    (3,212,184)  (3,212,184)
-----------------------------------------------  -------  ----------  --------  -------  ------------  -----------
Balance, September 30, 2003                      514,195   6,390,673    (7,100)   4,851    (6,451,830)     (63,406)

Adjustment to correct paid in capital                  0     123,031         0        0      (123,031)           0
Issuance for settlement of debt                  378,000     189,000         0        0             0      189,000
Cancellation of shares issued in prior
   period for debt settlement                    (38,000)   (380,000)        0        0             0     (380,000)
Issuance on exercise of options                    3,000      15,000     7,100        0             0       22,100
Issuance for services and technology             115,000   1,380,000         0        0             0    1,380,000
Issuance for consulting fees                     189,000   1,331,000         0        0             0    1,331,000
Cancellation of shares previously
   issued for services                           (39,000)   (399,000)        0        0             0     (399,000)
Stock based Compensation (Note 5 (a))              1,500      24,000         0        0             0       24,000
Cancellation of shares previously issued
   to compensation to directors                  (40,000)   (400,000)        0        0             0     (400,000)
Foreign currency translation gain                      0           0         0      769             0          769
-----------------------------------------------  -------  ----------  --------  -------  ------------  -----------
                                               1,083,695   8,273,704         0    5,620    (6,574,861)   1,704,463
Net loss                                               0           0         0        0    (2,799,751)  (2,799,751)
-----------------------------------------------  -------  ----------  --------  -------  ------------  -----------
BALANCE, SEPTEMBER 30, 2004                    1,083,695  $8,273,704  $      0   $5,620  $ (9,374,612) $(1,095,288)
-----------------------------------------------  -------  ----------  --------  -------  ------------  -----------

All references to the number of common shares have been retroactively restated to reflect the November 5, 2004 reverse stock split of 1:100.

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
A  Development  Stage  Company
Consolidated  Statements  of  Cash  Flows
Years  Ended  September  30,  2004,  September  30, 2003 and for the Period from
August  25,  2000  (Inception)  to  September  30,  2004
(U.S.  Dollars)

                                                                                                             From
                                                                                                          Date of
                                                                                                        Inception
                                                                                                               To
                                                                          Year Ended September 30,  September 30,
                                                                               2004          2003            2004
                                                          -------------------------  ------------  --------------

Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . . . . . .                $(2,799,751)  $(3,212,184)    $(9,374,612)
  Items not involving cash
    Amortization . . . . . . . . . . . . . . . . . . . .                      3,832         4,795          24,183
    Salaries paid by share issuance. . . . . . . . . . .                     24,000             0         986,500
    Write-off of salaries payable. . . . . . . . . . . .                   (111,355)            0        (111,355)
    Consulting paid by share issuance. . . . . . . . . .                  1,352,000       214,660       3,830,120
    Directors compensation paid by
       share issuance. . . . . . . . . . . . . . . . . .                          0       950,000         950,000
    Write-off of director's compensation . . . . . . . .                   (200,000)            0        (200,000)
    Consulting, services, technology  and travel paid by
      travel paid by share issuance. . . . . . . . . . .                    760,000     1,839,456       1,664,456
  Changes in operating assets
    and liabilities. . . . . . . . . . . . . . . . . . .                    246,723       167,433       1,375,169
--------------------------------------------------------  -------------------------  ------------  --------------
Cash Used in Operating Activates . . . . . . . . . . . .                   (724,551)      (35,840)       (855,539)
--------------------------------------------------------  -------------------------  ------------  --------------
Investing Activity
  Fixed assets acquired. . . . . . . . . . . . . . . . .                          0             0         (39,508)
--------------------------------------------------------  -------------------------  ------------  --------------
Financing Activity
  Due to related parties . . . . . . . . . . . . . . . .                     83,368             0          83,368
  Loans payable. . . . . . . . . . . . . . . . . . . . .                    626,123             0         626,123
  Issuance of common stock
    for cash . . . . . . . . . . . . . . . . . . . . . .                     15,000        35,900         185,556
--------------------------------------------------------  -------------------------  ------------  --------------
Cash Provided by Financing Activities. . . . . . . . . .                    724,491        35,900         895,047
--------------------------------------------------------  -------------------------  ------------  --------------
Inflow (Outflow) of Cash . . . . . . . . . . . . . . . .                        (60)           60               0
Cash, Beginning of Period. . . . . . . . . . . . . . . .                         60             0               0
--------------------------------------------------------  -------------------------  ------------  --------------
Cash, End of Period. . . . . . . . . . . . . . . . . . .  $                       0  $         60  $            0
--------------------------------------------------------  -------------------------  ------------  --------------
Supplemental Information:
Cash paid for interest . . . . . . . . . . . . . . . . .  $                       0  $          0  $            0
Issuance of common stock for debt settlement . . . . . .  $                 189,000  $          0  $      189,000
Corporate income taxes paid. . . . . . . . . . . . . . .  $                       0  $          0  $            0
Cancellation of shares previously issued
to settle debt . . . . . . . . . . . . . . . . . . . . .                  $(380,000) $          0  $      546,555
--------------------------------------------------------  -------------------------  ------------  --------------

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
A Development Stage Company


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

The Company has minimal capital resources presently available to meet obligations which normally can be expected

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
A Development Stage Company


Notes  to  Consolidated  Financial  Statements
Years Ended September 30, 2004, September 30, 2003 and for the Period from August 25, 2000 (Inception) to September 30, 2004
(U.S.  Dollars)
--------------------------------------------------------------------------------

to be incurred by similar companies and has accumulated deficit of $9,374,612. The Company is in the process of negotiating a private placement to provide funds for the completion of the development of the KEEWEE device. Once funding is acquired, and the device is completed, the Company expects to generate revenues from the sale of the device.


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

4.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Foreign  currency  translation

The Company's functional currency is the Canadian dollar, while its reporting currency is the US dollar. Amounts recorded in Canadian dollars are translated into U.S. dollars as follows:


(i) Assets and liabilities at the rate of exchange in effect as at the balance sheet date; and

(ii) Revenues and expenses at the average rate of exchange for the year. Gains and losses arising from this translation of foreign currency are included in other comprehensive income as a separate component of stockholders' equity (deficiency).

(b)     Comprehensive  Income

Comprehensive income (loss) is comprised of net loss and other comprehensive income arising from foreign currency translation and is not a material amount ($5,620 to September 30, 2004).


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

KIWI  Network  Solutions  Inc.
(formerly Koala International Wireless Inc.)
A Development Stage Company


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

KIWI  Network  Solutions  Inc.
(formerly  Koala  International  Wireless  Inc.)
A Development Stage Company


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

During the third quarter ended June 30, 2004, the Company cancelled 3,800,000 shares of common stock which had been issued to various suppliers for services rendered, valued at $380,000. The Company subsequently re-issued 5,800,000 common shares to some of the suppliers for services rendered, valued at $29,000. The Shares were in trust with a lawyer. The Company took back the shares and cancelled them.

During the last quarter of the year, the Company reinstated $743,277 of loans payable to various suppliers for services rendered of which $160,000 worth of loans payable was repaid by the issuance of 32,000,000 shares of common stock. Also during the fourth quarter of the year, the Company cancelled 3,900,000 shares of common stock previously issued for services valued at approximately $399,000

Also during the year the Company cancelled 4,000,000 shares of common stock that had been issued in a previous fiscal year valued at $400,000 for services rendered by directors.

(b) Subsequent to the year ended September 30, 2004, the Company approved a reverse stock split of 1:100 effective November 5, 2004. The effect of the reverse stock split is included in the financial statements for the year ended September 30, 2004.

In September 2004, our Board of Directors approved a 1-for-100 reverse stock split of our outstanding shares of capital stock. The reverse stock split became effective on November 5, 2004. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.



c)  (i)     Options  outstanding
            As  of  September  30,  the  following  options  were  outstanding:


                     Exercise
Expiry  Date         Price       2004           2003         2002
------------         --------    ----           ----         ----
April  15,  2004     $  5.00      0              0           100,000
March  22,  2005     $  0.03      0              0           600,000
June  15,  2005      $  7.50      0              0           100,000
August  20,  2005    $  0.50      300,000        300,000     300,000
August  21,  2005    $  0.15      200,000        200,000     0
August  21,  2005    $  0.30      200,000        200,000     0
August  21,  2005    $  0.60      200,000        200,000     0

KIWI  Network  Solutions  Inc.
(formerly Koala International Wireless Inc.)
A Development Stage Company


Notes to Consolidated Financial Statements
Years Ended September 30, 2004, September 30, 2003 and for the Period from August 25, 2000 (Inception) to September 30, 2004
(U.S. Dollars)
--------------------------------------------------------------------------------


August  21,  2005    $  0.90      200,000     200,000     0
September 1, 2007    $ 10.00      0           0           100,000
--------------------------------------------------------------
Totals                            0           1,100,000   1,200,000
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

10.  SUBSEQUENT  EVENTS

[a]   Reverse  stock  split


All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above reverse stock splits for all periods presented.

In September 2004, our Board of Directors approved a 1-for-100 reverse stock split of our outstanding shares of capital stock. The reverse stock split became effective on November 5, 2004. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.


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

          None.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

     This table sets forth the name, age and position of each director and executive officer of the Company:


Name  of  Director      Age          Position

Derek  Pepler            46          Director  and  President
Robert  Vivacqua         40          Director
Ernest  Kolenda          49          Director

     Derek Pepler - Director and President. From 1986 to 1994, Mr. Pepler specialized in Commercial, Investment and development real estate as a Senior Consultant with Colliers International and with Oxford Development Group as a Director. From 1994 to 1999, Mr. Pepler worked with several merchant banks as V.
P. Sales and Marketing, managing debt financing and venture capital opportunities. Since1999 (to present) Derek has worked as a consultant managing sales and distribution of financial products for several securities dealers.

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

KIWI NETWORK SOLUTIONS INC.

By: /s/ Derek Pepler
    ------------------
    Derek  Pepler
    President  and  Director

    Date:  January  31,  2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/  Derek  Pepler                    Date:  January  31,  2005
     ------------------
     Derek  Pepler
     President  and  Director


By:  /s/  Robert  Vivacqua                 Date:  January  31,  2005
     ---------------------
     Robert  Vivacqua
     Director


By:  /s/  Ernie  Kolenda                   Date:  January  31,  2005
     -------------------
     Ernie  Kolenda
     Director