Form 10KSB/A
period 2004-09-30
KIWI NETWORK SOLUTIONS INC
filed 2005-02-03
CIK 1094651

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

          By:     /s/  Derek  Pepler
                  ------------------

          Name:   Derek  Pepler


          Title:  Acting Chief  Executive  Officer

          Date:   January  31,  2005

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

          By:     /s/  Robert  Vivacqua
                  ----------------------

          Name:   Robert  Vivacqua

          Title:  Acting Chief  Financial  Officer

          Date:   January  31,  2005

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



     Date:     January 31, 2005               /s/ Derek Pepler
                                              ----------------
                                              Derek  Pepler,
                                              Acting Chief  Executive  Officer

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



Date:  January  31,  2005            /s/  Robert  Vivacqua
                                     ---------------------
                                     Robert  Vivacqua,
                                     Acting Chief Financial Officer and Director