Form 10QSB
period 2004-12-31
TRIMAX CORP
filed 2005-03-08
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

0-32749
Commission file number

TRIMAX CORPORATION
(formerly KIWI Network Solutions Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	#76-0616468
(State of Incorporation)	(I.R.S. Employer Identification No.)

Simpson Tower, 401 Bay Street, #2112,
Toronto, Ontario, CANADA M5H2Y4
(Address of principal executive offices)

(416) 834-6686
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☒ No ☐ (2) Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of February 16, 2005, the Issuer had 4,999,998 shares of common stock, par value $0.001, and no shares of preferred stock , par value $0.001issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying consolidated balance sheets of Trimax Corporation (formerly KIWI Network Solutions Inc). (a development stage company) at December 31, 2004 and September 30, 2004, and the related consolidated statements of operations and the consolidated statements of cash flows for the three months ended December 31, 2004 and December 31, 2003 and for the period August 25, 2000 (inception) to December 31, 2004, have been prepared by Trimax Corporation’s management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the quarter ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
As at December 31, 2004 and September 30, 2004
(expressed in U.S. dollars)

	December 31,	September 30,
	2004	2004
	(Unaudited)

Assets

Fixed assets, net of accumulated depreciation $25,141
(September 30, 2004 $24,183)	$14,367	$15,325

	14,367	15,325

Liabilities and Stockholders’ Deficiency

Current Liabilities

Accounts payable and accrued liabilities	386,058	401,890
Loan payable	478,824	626,123
Due to related parties	82,600	82,600
	947,482	1,110,613

Stockholders’ Equity (Deficit)
Common Stock
Authorized
500,000,000 shares of common stock with a par
value of $0.001 each
4,999,998 shares issued and outstanding	5,000	1,084
(1,083,695 at September 30, 2004, post 1 for 100
reverse split)
Preferred Stock
Authorized
100,000,000 shares
of preferred stock with a par value of $0.001 each
Nil shares issued and outstanding	0	0
Additional paid-in capital	8,464,518	8,272,620
Other comprehensive income	5,620	5,620
Deficit accumulated during the development stage	(9,408,253)	(9,374,612)
	(933,115)	(1,095,288)

	$14,367	$15,325

(The accompanying notes are an integral part of the consolidated financial statements)

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(expressed in U.S. dollars)

			From
	Three Months Ended		August 25, 2000
	December 31		(Date of inception) to
	2004	2003	December 31, 2004

Expenses

Professional fees	$6,809	$11,016	$251,611
Depreciation	958	958	25,141
Rent, office and
administration	24,869	15,288	251,597
Consulting	1,004	420,000	6,176,776
Stock based compensation	0	960,000	998,660
Directors compensation	0	0	687,000
Marketing	0	0	205,074
Product development	0	0	400,496
Financing and due
diligence	0	0	75,992
Write-off merger goodwill	0	0	38,013
Salaries	0	0	145,719
Investor relations	0	0	27,111
Travel and business
development	0	0	50,564
Website	0	0	74,499

	33,640	1,407,262	9,408,253

Loss for the period	(33,640)	(1,407,262)	(9,408,253)

Loss per share	(0.01)	(2.69)

Weighted Average Number
of Shares Outstanding	2,658,721	522,231

(The accompanying notes are an integral part of the consolidated financial statements)

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)
(expressed in U.S. dollars)

			From
	Three Months Ended		August 25, 2000
	December 31		(Date of inception) to
	2004	2003	December 31 2004

Cash Flows Used by Operating Activities
Net loss	$(33,640)	$(1,407,262)	$(9,408,253)

Adjustments to reconcile net (loss) to net
cash used by operating activities
Depreciation	958	958	25,141
Salaries paid by share issuance	0	960,000	986,500
Write-off of salaries payable	0	0	(111,355)
Consulting paid by share issuance	0	420,000	3,830,120
Directors paid by share issuance	0	0	950,000
Write-off of director’s compensation	0	0	(200,000)
Consulting, services, technology and
travel paid by	0	0	1,664,456
Changes in operating assets and liabilities	32,682	(11,708)	1,218,852

Net Cash Used by Operating Activities	0	(38,012)	(1,044,539)

Cash flows from investing activities

Fixed assets acquired	0	0	(39,508)

Net Cash Used by Investing Activities	0	0	(39,508)

Cash flows from financing activities

Due to related parties	0	23,000	83,368
Loans payable	0	0	626,123
Issuance of common stock
for debt	0	0	189,000
for cash	0	15,000	185,556

Net Cash Used by Financing Activities	0	38,000	1,084,047

Change in Cash	0	(12)	0

Cash – beginning of period	0	60	0

Cash – end of period	$0	$48	$0

Supplemental Information
Cash paid for interest	$0	$0	$0
Corporate income taxes paid	$0	$0	$0
Shares issued (cancelled)
to settle debt and accounts payable	$195,814	$0	$546,555

(The accompanying notes are an integral part of the consolidated financial statements)

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended December 31, 2004

1. ORGANIZATION AND BASIS OF PRESENTATION

Urbanesq.com Inc. (“Urbanesq”) was incorporated August 25, 2000 under the laws of the Province of Ontario, Canada.

Effective October 18, 2001, Urbanesq completed a merger with Koala International Wireless Inc. (“Koala”, “the Company”), a public company incorporated in the State of Nevada on August 18, 1999. This merger constituted a reverse takeover of Urbanesq by Koala resulting in the period of operations being reported from the commencement of operations of Urbanesq.

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

The Company changed its name to KIWI Network Solutions Inc. (“the Company”)on December 23, 2003.

On November 4, 2004, the Company announced a reverse stock split of one share of the Corporation’s common stock for each one hundred shares outstanding in the name of such shareholder; and authorized any fractional shares to be rounded to one share.

Subsequent to the quarter ended December 31, 2004, the Company filed a Preliminary 14A Information Proxy Statement and Definitive 14A Information Proxy Statement and completed a mail out to all its shareholders. The Company received consent from the majority of its shareholders to adopt and approve the Amended and Restated Articles of Incorporation, to change the name of the Company to TRIMAX CORPORATION, and a change in the authorized stock of the Company to add 95,000,000 shares of common stock and 19,000,000 shares of preferred tock, par value $0.001 per share.. The shareholders also elected the Company’s current directors: Derek Pepler, Robert Vivacqua and Ernest Kolenda.

This became effective February 11, 2005

All significant inter-company balances and transactions have been eliminated.

The Company’s business plan is to continue to pursue joint venture opportunities and acquisitions that are synergistic with the Company’s current technology from NoWire Telecom Inc., a wireless messaging company, incorporated in Cairo, Egypt. The Company has also been intent on pursuing and adding other more advantageous and profitable opportunities outside of its current business segment in its pursuit to add shareholder value.

2. DEVELOPMENT STAGE COMPANY

In a development stage company, management devotes most of its activities to preparing the business for operations. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is, therefore, doubt regarding the Company’s ability to continue as a going concern.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10K-SB for the year ended September 30, 2004.

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at December 31, 2004 and the results of its operations for the three months then ended. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of $9,408,253 to December 31, 2004.

These factors raise substantial doubt about the Company’s ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the company be unable to continue as a going concern.

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

(d) Financial instruments

The Company’s financial instruments include accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value.

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

5. COMMON STOCK

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

On November 5, 2004, the Company approved a reverse stock split of 1:100. All share and per share amounts in this filing have been restated to incorporate the effect of the reverse stock split. The comparative amounts for the year ended September 30, 2004 have been restated to incorporate the effect of the reverse stock split. During the quarter ended December 31, 2004, the Company issued 2,969,300 of common stock to repay $148,465 of loans payable. In addition, the Company issued 946,980 of common stock valued at $0.05 per share to various suppliers for services rendered in prior periods.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited interim consolidated financial statements.

Plan of Operations.

The Company has not generated any revenues from operations since inception. With the exception of the following, the Company has abandoned its previous intended acquisitions and business strategies. In the Company’s judgment, these former projects did not fit in with the Company’s new direction or were not commercially feasible.

The Company previously acquired specific assets and technologies, in exchange for common shares (pre-reverse split), from NoWire Telecom, Inc., a wireless messaging company, incorporated in Cairo, Egypt. The assets acquired included virtual carrier agreements with more than 125 international telephone and data carriers to enable the delivery of premium data and Short Messaging content and services to their customers.

The Board of Directors are carefully reviewing and planning the next steps of business strategies of the company in light of:

  The past corporate activities and accomplishments;
  Financing available;
  Opportunities presenting themselves at this time; and
  The company’s current technologies and capabilities.

No revenue was recorded for the three months period ended December 31, 2004 and no revenue has been generated since inception.

Net loss for the three months period ended December 31, 2004 was $33,640 compared to a loss of $1,407,262 for the three months ended December 31, 2003. The expenditures reflected in the loss represent the Company’s administrative expenses, including maintenance of an office.

Liquidity and Capital Resources

The Company has not earned any revenue since inception, and has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. The Company issued 3,916,280 shares of common stock valued at $195,814 as settlement of accounts payable and loans payable during the three month period ended December 31,2004.

As of December 31, 2004, the Company had a working capital deficiency of $947,482 (at September 30, 2004 $1,110,613). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company’s common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for fiscal year 2005 are estimated at $150,000.The Company is currently seeking out options for financing from shareholders or private placements.

Special Note Regarding Forward Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the company with the Securities and Exchange Commission (“SEC”), press releases, presentations by the Company of its management and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company’s products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended December 31, 2004, nor did the Company commence any lawsuits during the same period.

Item 2. Changes in Securities and Use of Proceeds.

Changes in Securities

During the three months ended December 31, 2004 the Company issued 3,916,280 shares of common stock valued at $195,814 for repayment of loans payable and settlement of accounts payables.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Subsequent to the quarter ended December 31, 2004, the Company filed a Preliminary 14A Information Proxy Statement and Definitive 14A Information Proxy Statement and completed a mail out to all its shareholders. The Company received consent from the majority of its shareholders to adopt and approve the Amended and Restated Articles of Incorporation, to change the name of the Company to TRIMAX CORPORATION, and a change in the authorized stock of the Company. The shareholders also elected the Company’s current directors: Derek Pepler, Robert Vivacqua and Ernest Kolenda.

This became effective February 11, 2005

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on form 8-K. Exhibits

None

Reports on Form 8-K

8k filed with the SEC on November 5, 2004 and amendments thereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAX CORPORATION(formerly KIWI Network Solutions Inc.)

By:	/s/ Derek Pepler
Derek Pepler, President Director

Date:	March 2, 2005