Form 10QSB
period 2005-03-31
TRIMAX CORP
filed 2005-06-22
CIK 1094651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2005

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                        For the transition period from to
                                     0-32749
                             Commission file number


                               TRIMAX CORPORATION
                     (FORMERLY KIWI NETWORK SOLUTIONS INC.)
        (Exact name of small business issuer as specified in its charter)

            Nevada                                    #76-0616468
     --------------------                             -----------
     (State  of  Incorporation)          (I.R.S. Employer Identification No.)

                      Simpson Tower, 401 Bay Street, #2112,
                         Toronto, Ontario, CANADA M5H2Y4
                         -------------------------------
                    (Address of principal executive offices)

                                 (416) 834-6686
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  [X]  No  [ ]  (2)  Yes [ ]  No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of June 10, 2005, the Issuer had 9,999,998 shares of common stock, par value $0.001, and no shares of preferred stock , par value $0.001issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS
                  Balance  Sheets                                            4
                  Statements  of  Operations                                 5
                  Statement  of  Cash  Flows                                 6
                  Notes  to  Financial  Statements                           7

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
                  Plan  of  Operations                                       9
                  Liquidity  and  Capital  Resources                        10
                  Special  Note  Regarding  Forward  Looking  Statements    10

ITEM  3.  CONTROLS  AND  PROCEDURES

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS                                                11

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS                   11

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                                11

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS       11

ITEM  5.  OTHER  INFORMATION                                                11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                             11

SIGNATURES                                                                  12

CERTIFICATIONS                                                              13

                         PART I - FINANCIAL INFORMATION
                         -------------------------------

Item  1.  Financial  Statements.
---------------------------------
The accompanying consolidated balance sheets of Trimax Corporation (formerly KIWI Network Solutions Inc). (a development stage company) at March 31, 2005 and September 30, 2004, and the related consolidated statements of operations and cash flows for the three and six months ended March 31, 2005 and 2004 and for the period August 25, 2000 (inception) to March 31, 2005, have been prepared by Trimax Corporation's management and they do not include all information and notes to the consolidated financial statements necessary for a complete presentation of the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature.

Consolidated operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

Trimax  Corporation
(formerly  KIWI  Network  Solutions  Inc.)
(A  Development  Stage  Company)
Consolidated  Balance  Sheets
As  at  March  31,  2005  and  September  30,  2004 (expressed in U.S. dollars)






                                                                     March 31,    September 30,
                                                                            2005            2004
                                                                     (Unaudited)

ASSETS

Fixed assets, net of accumulated depreciation $25,141
(September 30, 2004 $24,183). . . . . . . . . . . . . . . . . . . .  $    13,409  $       15,325

          Total Assets. . . . . . . . . . . . . . . . . . . . . . .  $    13,409  $       15,325
-------------------------------------------------------------------  -----------  --------------

LIABILITIES AND STOCKHOLDERSDEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities. . . . . . . . . . . . . .  $   110,325  $      401,890
Loan payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       65,449         626,123
Due to related parties. . . . . . . . . . . . . . . . . . . . . . .       82,600          82,600
           Total Current Liabilities. . . . . . . . . . . . . . . .  $   258,374  $    1,110,613

STOCKHOLDERSEQUITY (DEFICIT)
Common Stock
  Authorized
100,000,000 shares of common stock with a par value of $0.001 each
  9,999,998 shares issued and outstanding (1,083,695 at
  September 30, 2004 post 1 for 100 reverse split). . . . . . . . .       10,000           1,084
Preferred Stock
  Authorized
  20,000,000 shares  of preferred stock with a par value of
  $0.001 each
  Nil shares issued and outstanding . . . . . . . . . . . . . . . .            0               0
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .    9,327,504       8,272,620
Other comprehensive income. . . . . . . . . . . . . . . . . . . . .        5,620           5,620
Deficit accumulated during the development stage. . . . . . . . . .   (9,588,088)     (9,374,612)
          Total Stockholders Deficit . . . . . . . . . . . . . . .      (244,965)     (1,095,288)

          Total Liabilities & StockholdersDeficit . . . . . . . . .  $    13,409  $       15,325
-------------------------------------------------------------------  -----------  --------------

(The accompanying notes are an integral part of the consolidated financial statements)

Trimax  Corporation
(formerly  KIWI  Network  Solutions  Inc.)
(A  Development  Stage  Company)
Consolidated  Statements  of  Operations  (Unaudited)
(expressed  in  U.S.  dollars)



                                                                                                        From
                                                                                                   August 25,
                                                                                                        2000
                                                                                                   (Date  of
                                                 Three Months Ended       Six Months Ended     inception) to
                                                      March  31              March  31       March  31, 2005
                                                  2005           2004     2005     2004
                                               ----------  -----------  ----------  -----------  -----------
Expenses

Professional fees . . . . . . . . . . . . . .  $   19,843  $     2,095  $   26,652  $     8,921  $   271,454
Depreciation. . . . . . . . . . . . . . . . .         958          958       1,916        1,916       26,099
Rent, office and administration                    29,897        8,576      54,766       23,864      281,494
Consulting. . . . . . . . . . . . . . . . . .       3,461    1,406,078       4,469    1,826,078    6,298,222
Stock based compensation                                0     (176,000)          0      784,000      998,660
Directors compensation                                  0            0           0            0      687,000
Marketing . . . . . . . . . . . . . . . . . .           0        2,835           0        2,835      205,074
Product development                                 7,691            0           0            0      408,187
Financing and due diligence                             0          692           0          692       75,992
Write-off merger goodwill                               0            0           0            0       38,013
Salaries. . . . . . . . . . . . . . . . . . .           0      111,355     111,355      145,719
Investor relations. . . . . . . . . . . . . .           0            0           0            0       27,111
Travel and business development                         0            0           0            0       50,564
Website . . . . . . . . . . . . . . . . . . .           0            0           0            0       74,499
---------------------------------------------  ----------  -----------  ----------  -----------  -----------

                                                  (61,850)  (1,352,399)    (95,490)  (2,759,661)  (9,588,088)
                                               ----------  -----------  ----------  -----------  -----------

Loss for the period . . . . . . . . . . . . .     (61,850)  (1,352,399)    (95,490)  (2,759,661)  (9,588,088)
---------------------------------------------  ----------  -----------  ----------  -----------  -----------
Loss per share. . . . . . . . . . . . . . . .       (0.01)       (2.05)      (0.02)       (3.16)
---------------------------------------------  ----------  -----------  ----------  -----------
Weighted Average Number of Shares Outstanding   5,555,531      659,150   4,091,209      872,605
                                               ----------  -----------  ----------  -----------

(The accompanying notes are an integral part of the consolidated financial statements)

Trimax  Corporation
(formerly  KIWI  Network  Solutions  Inc.)
(A  Development  Stage  Company)
Consolidated  Statements  of  Cash  Flows  (unaudited)
(expressed  in  U.S.  dollars)


                                                                                                          From
                                                                                                     August 25,
                                                                                                          2000
                                                                                                     (Date  of
                                                   Three Months Ended       Six Months Ended     inception) to
                                                       March  31                March  31            March  31,
                                                    2005         2004        2005       2004              2005
                                                 ----------  -----------  ----------  -----------  -----------

Cash  Flows  Used  by  Operating  Activities
Net loss                                         $ (61,850)  $(1,352,399)   (95,490)  (2,759,661)  $(9,588,088)
Adjustments  to  reconcile  net  (loss) to
net cash used by operating activities
Depreciation                                           958           958      1,916        1,916        26,099
Salaries paid by share issuance                          0        24,000          0       24,000       986,500
Write-off of salaries payable                            0             0          0            0      (111,355)
Consulting paid by share issuance                        0     1,331,000          0    1,751,000     3,948,105
Directors paid by share issuance                         0             0                               950,000
Write-off of director's compensation                     0                                            (200,000)
Consulting, services, technology and
travel  paid  by  share  issuance                        0      (200,000)         0      760,000     1,664,456
Changes in operating assets and liabilities         60,892      (100,917)    93,574       89,209     1,279,744
Net  Cash  Used  by  Operating Activities                0       (95,524)         0     (133,536)   (1,044,539)
Cash  flows  from  investing  activities
Fixed assets acquired                                    0             0          0            0       (39,508)
Net  Cash  Used  by  Investing  Activities               0             0          0            0       (39,508)
Cash flows from financing activities                                  78          0           78
Due to related parties                                   0       100,600          0      123,600        83,368
Loans payable                                            0             0          0            0       626,123
Issuance of common stock                                                                  15,000
   for cash                                              0             0          0            0       185,556
Net  Cash  Used  by  Financing  Activities               0       100,678          0      138,678       895,047
Change  in  Cash                                         0         5,154          0        5,142             0
Cash  -  beginning  of  period                           0            48          0           60             0
Cash  -  end  of period                          $       0         5,202          0  $     5,202   $         0
Supplemental  Information
Shares issued to settle debt and
   accounts payable                              $ 867,985              $ 1,063,799                $ 1,414,540

Trimax  Corporation
(formerly  KIWI  Network  Solutions  Inc.)
(a  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (Unaudited)
Six  Months  Ended  March  31,  2005

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

The Company changed its name to KIWI Network Solutions Inc. ("the Company") on December 23, 2003.

On November 4, 2004, the Company announced a reverse stock split of one share of the Corporation's common stock for each one hundred shares outstanding in the name of such shareholder; and authorized any fractional shares to be rounded to one share.

On February 11, 2005, the Company approved its Amended and Restated Articles of Incorporation, changed the name of the Company to TRIMAX CORPORATION, and increased the number of its authorized stock by 95,000,000 shares of common stock and 19,000,000 shares of preferred stock, both with a par value of $0.001 per share.

The Company's business plan is to continue to pursue joint venture opportunities and acquisitions that are synergistic with the Company's current technology from NoWire Telecom Inc., a wireless messaging company, incorporated in Cairo, Egypt. The Company has also been intent on pursuing and adding other more advantageous and profitable opportunities outside of its current business segment in its pursuit to add shareholder value.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-KSB for the year ended September 30, 2004.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2005 and the results of its operations for the six months then ended. The results of operations for the six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of $9,588,088 to March 31, 2005.

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

(d)  Financial  instruments

The Company's financial instruments include accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value.

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

On November 24, 2004, the Company issued 2,969,300 shares of common stock to repay $148,465 of loans payable. Also, the Company issued 946,980 shares of common stock valued at $0.05 per share to various suppliers for services rendered in prior periods.

On February 11, 2005, the Company increased the number of its authorized stock by 95,000,000 shares of common stock and 19,000,00 shares of preferred stock; both classes of shares have a par value of $0.001 per share

On March 21, 2005, the Company issued 5,000,000 shares of common stock in payment for debt in the amount of $867,985. (This transaction is being re-visited with the intention of issuing additional shares to approximate the fair market value of the shares at $0.05 per share.)



6.  Recent Accounting Pronouncements

     i. In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

    ii. On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

   iii. On May 15, 2003 the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The adoption of Statement 150 on June 1, 2003 did not have any impact on its consolidated financial position, results of operations or cash flows.

    iv. In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the Intrinsic Value Method.

     v. FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company's financial statements.

    vi. In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.
Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.
The following discussion should be read in conjunction with the accompanying unaudited interim consolidated financial statements.

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

The Board of Directors are carefully reviewing and planning the next steps of business strategies of the company in light of:

-     The  past  corporate  activities  and  accomplishments;

-     Financing  available;

-     Opportunities  presenting  themselves  at  this  time;  and

-     The  company's  current  technologies  and  capabilities.

No revenue was recorded for the six months period ended March 31, 2005 and no revenue has been generated since inception.

Net loss for the six months period ended March 31, 2005 was $95,490 compared to a loss of $2,759,661 for the six months ended March 31, 2004. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office. The Company has kept its office and business operations at a minimum and has relied mainly on its directors, as opposed to outside consultants or management, over the last six months as the Company reassesses its business plan and direction.

Liquidity  and  Capital  Resources

The Company has not earned any revenue since inception, and has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. The Company issued 5,000,000 shares of common stock for debt of $867,985 during the three months ended March 31, 2005.

As of March 31, 2005, the Company had a working capital deficiency of $258,374 (at December 31, 2004 $947,482). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company's common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

The Company's cash requirements to operate for fiscal year 2005 are estimated at $150,000.The Company is currently seeking out options for financing from shareholders or private placements.

Stock issued to settle debt is issued at fair market value by the Company.

The Company has no critical accounting policies or significant estimates to disclose at this time.

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

Item  3.  Controls  and  Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2005, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities

During the six months ended March 31, 2005 the Company issued 5,000,000 shares of common stock for payment of debt in the amount $867,985, 2,969,300 shares of common stock to repay $148,465 of loans and 946,980 shares to suppliers in payment of $47,349 for services rendered in prior periods

Use  of  Proceeds
-----------------

Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities.
---------------------------------------------

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

Following approval from the majority of its' stockholders, effective February 11, 2005, the Company adopted and approved Amended and Restated Articles of Incorporation, changed the name of the Company to Trimax Corporation, changed the authorized stock of the company and added 95,000,000 shares of common stock and 19,000,000 shares of preferred stock, par value $0.001 per share and elected new Directors, Derek Pepler, Robert Vivacqua and Ernest Kolenda.

Item  5.  Other  Information.
-----------------------------

None.

Item  6.  Exhibits  and  Reports  on  form  8-K.
------------------------------------------------

Exhibits
--------

None

Reports  on  Form  8-K
----------------------

8k  filed  with  the  SEC  on  March  4,  2005
8K  filed  with  the  SEC  on  April  7,  2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAX  CORPORATION (formerly  KIWI  Network  Solutions  Inc.)

By:               /s/  Derek  Pepler
                  --------------------
                  Derek  Pepler,  President
                  Director

Date:             June  21,  2005

CERTIFICATIONS  OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                                                    Exhibit 31.1

                                 CERTIFICATIONS

I,  Derek  Pepler,  certify  that

1. I have reviewed this quarterly report on Form 10-QSB of Trimax Corporation (formerly KIWI Network Solutions Inc.);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

June  21,  2005


/s/  Derek  Pepler_
------------------
Derek  Pepler
Acting  Chief  Executive  Officer

CERTIFICATIONS  OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                                                    Exhibit 31.2

                                 CERTIFICATIONS

I,  Robert  Vivacqua,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Trimax Corporation (formerly KIWI Network Solutions Inc.);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

June  21,  2005

  /s/  Robert  Vivacqua_
-----------------------
Robert  Vivacqua,
Acting  Chief  Financial  Officer

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.1

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the quarterly report of Trimax Corporation (formerly KIWI Network Solutions Inc.), a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Derek Pepler, Acting Chief Executive Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 By:        /s/  Derek  Pepler
            ------------------

 Name:      Derek  Pepler

 Title:     Acting  Chief  Executive  Officer

 Date:      June  21,  2005

[A signed original of this written statement required by Section 906 has been provided to Trimax Corporation and will be retained by Trimax Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.2

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the quarterly report of Trimax Corporation (formerly KIWI Network Solutions Inc.), a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Robert Vivacqua, Acting Chief Financial Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 By:       /s/Robert  Vivacqua
           -------------------

 Name:     Robert  Vivacqua

 Title:    Acting  Chief  Financial  Officer

 Date:     June  21,  2005

[A signed original of this written statement required by Section 906 has been provided to Trimax Corporation and will be retained by Trimax Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]