Form 10QSB
period 2005-06-30
TRIMAX CORP
filed 2005-08-15
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

 ☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
(1) Yes  ☒   No ☐   (2) Yes ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 15, 2005, the Issuer had 10,099,998 shares of common stock, par value $0.001, and no shares of preferred stock , par value $0.001 issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying balance sheets of Trimax Corporation (formerly KIWI Network Solutions Inc). (a development stage company) at June 30, 2005 and September 30, 2004, and the related statements of operations and cash flows for the three and nine months ended June 30, 2005 and 2004 and for the period August 25, 2000 (inception) to June 30, 2005, have been prepared by Trimax Corporation’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(A Development Stage Company)
Balance Sheets
As at June 30, 2005 and September 30, 2004 (expressed in U.S. dollars)

	June 30,	September 30,
	2005	2004
	(Unaudited)

Assets

Fixed assets, net of accumulated depreciation $25,141
(September 30, 2004 $24,183)	$12,451	$15,325

Total Assets	$12,451	$15,325

Liabilities and Stockholders’ Deficiency

Current Liabilities

Accounts payable and accrued liabilities	$115,864	$401,890
Loan payable	697,220	626,123
Due to related parties	82,600	82,600
Total Current Liabilities	$895,684	$1,110,613

Stockholders’ Equity (Deficit)
Common Stock
Authorized
100,000,000 shares of common stock with a par value of
$0.001 each
9,999,998 shares issued and outstanding (1,083,695 at	10,000	1,084
September 30, 2004 post 1 for 100 reverse split)
Preferred Stock
Authorized
20,000,000 shares of preferred stock with a par value of
$0.001 each
Nil shares issued and outstanding		0
Additional paid-in capital	8,709,518	8,272,620
Other comprehensive income	5,620	5,620
Deficit accumulated during the development stage	(9,608,371)	(9,374,612)
Total Stockholders’ Deficit	(883,233)	(1,095,288)

Total Liabilities & Stockholders’ Deficit	$12,451	$15,325

(The accompanying notes are an integral part of the financial statements)

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(A Development Stage Company)
Statements of Operations (Unaudited)
(expressed in U.S. dollars)

					From
					August 25,
					2000
					(Date of
	Three Months Ended		Nine Months Ended		inception) to
	June 30		June 30		June 30, 2005
	2005	2004	2005	2004
Expenses

Professional fees	$2,671	$33,180	$29,323	$42,101	$274,125
Depreciation	958	958	2,874	2,874	27,057
Rent, office and administration	16,654	9,981	71,421	33,845	298,148
Consulting	0	10,000	4,469	1,836,078	6,180,240
Stock based compensation	0	0	0	784,000	998,660
Directors compensation	0	0	0	0	687,000
Marketing	0	8,214	0	11,049	205,074
Product development	0	0	7,691	0	408,187
Financing and due diligence	0	633	0	1,325	75,992
Write-off merger goodwill	0	0	0	0	38,013
Salaries	0	0	0	111,355	145,719
Investor relations	0	0	0	0	27,111
Travel and business development	0	0	0	0	50,564
Website	0	0	0	0	74,499

	(20,283)	62,966	(115,778)	(2,822,627)	(9,608,371)

Loss for the period	$(20,283)	$(62,966)	$(115,778)	$(2,822,627)	$(9,608,371)

Loss per share	$(0.01)	$(0.08)	$(0.24)	$(3.65)

Weighted Average Number of
Shares Outstanding (post reverse split)	9,999,975	802,694	6,039,004	772,835

(The accompanying notes are an integral part of the financial statements)

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(A Development Stage Company)
Statements of Cash Flows (unaudited)
(expressed in U.S. dollars)

					From
					August 25, 2000
	Three Months Ended		Nine Months Ended		(Date of
	June 30		June 30		inception) to
	2005	2004	2005	2004	June 30 2005

Cash Flows Used by Operating
Activities
Net loss	$(20,283)	$(62,966)	$(115,778)	$(2,822,627)	$(9,608,371)

Adjustments to reconcile net (loss) to net
cash used by operating activities
Depreciation	958	958	2,874	2,874	27,057
Salaries paid by share issuance	0	0	0	24,000	986,500
Write-off of salaries payable	0	0	0	0	(111,355)
Consulting paid by share issuance	0	0	0	1,751,000	3,948,105
Directors paid by share issuance	0	0	0		950,000
Write-off of director’s compensation	0		0		(200,000)
Consulting, services, technology and
travel paid by share issuance	0	0	0	760,000	1,664,456
Changes in operating assets and
liabilities	19,325	12,615	112,899	101,824	1,299,069

Net Cash Used by Operating Activities	0	(49,393)	0	(182,929)	(1,044,539)

Cash flows from investing activities
Fixed assets acquired	0	0	0	0	(39,508)

Net Cash Used by Investing Activities	0	0	0	0	(39,508)

Cash flows from financing activities	0	0	0
Due to related parties	0	44,191	0	167,869	83,368
Loans payable	0	0	0	0	626,123
Issuance of common stock
For debt	0	0	0	0	189,000
For cash	0	0	0	15,000	185,556

Net Cash Used by Financing Activities	0	44,191	0	182,869	1,084,047

Change in Cash	0	(5,202)	0	(60)	0

Cash – beginning of period	0	5,202	0	60	0

Cash – end of period	$0	$0	$0	0	$0

Supplemental Information
Cash paid for interest	$0	$0	$0	$0	$0
Corporate income taxes paid	0	0	0	0	0
Shares issued (cancelled) to settle
debt and accounts payable	$(617,985)	$(380,000)	$445,814	$(380,000)	$992,369

(The accompanying notes are an integral part of financial statements)

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Nine Months Ended June 30, 2005

1.           ORGANIZATION AND BASIS OF PRESENTATION

On November 4, 2004, the Company announced a reverse stock split of one share of the Companys common stock for each one hundred shares outstanding in the name of such shareholder; and authorized any fractional shares to be rounded to one share.

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

3           BASIS OF ACCOUNTING PRESENTATION

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

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Nine Months Ended June 30, 2005

3.           BASIS OF ACCOUNTING PRESENTATION (continued)

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10-KSBA for the year ended September 30, 2004.

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2005 and the results of its operations for the nine months then ended. The results of operations for the nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of $9,608,371 to June 30, 2005.

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

(b)           Use of estimates

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

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Nine Months Ended June 30, 2005

4.           SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)           Financial instruments

The Company’s financial instruments include accounts payable and accrued liabilities, loans payable and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value.

(d)           Property and Equipment

Fixed assets are carried at cost, net of accumulated amortization.

Amortization is provided using the straight-line method based on the following estimated useful life:

Furniture and equipment -           5 years

(e)           Net loss per share

Net loss per share computations are based on the weighted average number of common shares outstanding during the year.

(f)           Research and development

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

On November 24, 2004, the Company issued 2,969,300 shares of common stock to repay $148,465 of loans payable. Also, on November 24, 2004, the Company issued 946,980 shares of common stock valued at $0.05 per share to various suppliers for services rendered in prior periods.

On February 11, 2005, the Company increased the number of its authorized stock by 95,000,000 shares of common stock and 19,000,000 shares of preferred stock; both classes of shares have a par value of $0.001 per share.

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Nine Months Ended June 30, 2005

5.           COMMON STOCK ( continued)

On March 21, 2005, the Company issued 5,000,000 shares of common stock valued at $0.15 representing the fair market price at time of issuance, in payment for debt in the amount of $867,985.

On June 16, 2005 the valuation of the stock issued on March 21, 2005 was amended to represent the market price at the date the debt settlement agreement was entered into, of $0.05 per share. Accordingly during the period to June 30, 2005 debt amounting to $617,985 was reinstated on the Company books.

6.           RECENT ACCOUNTING PRONOUNCEMENTS

              i. In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

              ii On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company’s consolidated financial position, results of operations or cash flows.

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

               iv. In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method, commencing in fiscal 2006. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the Intrinsic Value Method.

Trimax Corporation
(formerly KIWI Network Solutions Inc.)
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Nine Months Ended June 30, 2005

6.           RECENT ACCOUNTING PRONOUNCEMENTS (continued)

              v. FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

              vi. In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

7.           SUBSEQUENT EVENT

Subsequent to June 30, 2005, the Company issued 100,000 common shares in settlement of loans advanced amounting to $50,000 from a related party.

8.           LEGAL PROCEEDINGS

On June 27, 2005 a complaint was filed in the Circuit Court of the Seventeenth Judicial Circuit In And For Broward County, State Of Florida Civil Division. The complaint alleges that the Company failed to tender 400,000 shares of its common stock in consideration for services provided by the Plaintiff, of which 300,000 were to be delivered no later than December 15, 2004. The Plaintiff is asking for $457,500 in damages. The Company believes it has meritorious defenses to these claims, and intends to vigorously defend itself against these claims. Management and legal counsel for the Company are of the opinion that the claims are without merit.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

The Board of Directors are carefully reviewing and planning the next steps of business strategies of the company in light of:

•	The past corporate activities and accomplishments;
•	Financing available;
•	Opportunities presenting themselves at this time; and
•	The company’s current technologies and capabilities.

No revenue was recorded for the nine months period ended June 30, 2005 and no revenue has been generated since inception.

Net loss for the nine months period ended June 30, 2005 was $115,778 compared to a loss of $2,822,627 for the nine months ended June 30, 2004, which included consulting fees of $1,836,078, compared to $4,469 in 2005. The expenditures reflected in the loss represent the Company’s administrative expenses, including maintenance of an office. The Company has kept its office and business operations at a minimum and has relied mainly on its directors, as opposed to outside consultants or management, over the last six months as the Company reassesses its business plan and direction.

Liquidity and Capital Resources

The Company has not earned any revenue since inception, and has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. The Company issued 5,000,000 shares of common stock for debt of $867,985 during the three months ended June 30, 2005.

As of June 30, 2005, the Company had a working capital deficiency of $895,684 (at September 30, 2004 $1,110,613). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the Company’s common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for fiscal year 2005 are estimated at $150,000. Stock issuances during the period have been valued at fair market prices at the date of the approval for issuance.The Company is currently seeking out options for financing from shareholders or private placements.

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

Item 3. Controls and Procedures

(a)            Evaluation of disclosure controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and are operating in an effective manner.

(b)            Changes in internal controls. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 27, 2005 a complaint was filed in the Circuit Court of the Seventeenth Judicial Circuit In And For Broward County, State Of Florida Civil Division. The complaint alleges that the Company failed to tender 400,000 shares of its common stock in consideration for services provided by the Plaintiff, of which 300,000 were to be delivered no later than December 15, 2004. The Plaintiff is asking for $457,500 in damages. The Company believes it has meritorious defenses to these claims, and intends to vigorously defend itself against these claims. Management and legal counsel for the Company are of the opinion that the claims are without merit.

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the quarter the Company made an adjustment as far as the amount of debt paid off by the issuance of the shares for debt and credited $617,985 on the books.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Following approval from the majority of the stockholders, effective February 11, 2005, the Company adopted and approved Amended and Restated Articles of Incorporation, changed its name of the Company to Trimax Corporation, changed the authorized stock of the Company and added 95,000,000 shares of common stock and 19,000,000 shares of preferred stock, par value $0.001 per share and elected new Directors, Derek Pepler, Robert Vivacqua and Ernst Kolenda.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on form 8-K

Exhibits

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

Reports on Form 8-K

8K filed with the SEC on April 7, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAX CORPORATION
(formerly KIWI Network Solutions Inc.)

By:	/s/ Derek Pepler
Derek Pepler, President
Director

Date:	August 15, 2005