Form 10KSB
period 2005-09-30
TRIMAX CORP
filed 2006-01-18
CIK 1094651

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-32749

TRIMAX CORPORATION
(formerly KIWI Network Solutions Inc.)
(Exact name of small business issuer in its charter)

Nevada	76-0616468
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Lombard St. Suite 204
Toronto Ontario, M5C-1M1
(Address of principal executive offices)

Registrant's telephone number: (416) 368-4060

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant’s revenues for its most recent fiscal year: $nil

As of January 16, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $28,282,679 based on the closing trade reported on the NASD Over-the-Counter
Bulletin Board National Quotation System.

On January 16, 2006 the registrant had 41,592,247 of Common Stock, par value $0.001, and no shares of preferred stock, par value $0.001 issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Trimax Corporation.

Index to
Annual Report on Form 10-KSB
For the Period Ended September 30, 2005

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

Trimax Corporation., Formerly KIWI Network Solutions Inc.., (“the "Company") is a company that was incorporated in Nevada on August 18, 1999. From inception through September 30, 2005, the Company's activities had been organizational, directed at raising its initial capital and developing its business plan.

The Company changed its name to Trimax Corporation. (“the Company”) on December 23, 2003.

On August 17, 2005, pursuant to a reorganization agreement by and among PLC and Trimax Corporation, Trimax acquired all of the outstanding common stock of PLC (the “Reverse Merger”). In the Reverse Merger each share of the 21,900,000 issued and outstanding common stock of PLC was converted into the right to receive one share of Trimax common stock. As a result of the Reverse Merger, the former shareholders of PLC received approximately 70% ownership of Trimax. For accounting purposes, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the acquisition has been treated as a recapitalization of PLC with PLC as the acquirer (reverse acquisition). A reverse acquisition occurs if a company other than the legal acquirer is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, PLC is considered the accounting acquirer and Trimax is considered the accounting target. The historical financial statements prior to August 17, 2005 are those of PLC.

On July 29, 2005, PLC entered into an exclusive supply agreement with a technology partner (the “Partner”), a privately-held corporation based in Toronto, Ontario. This agreement provides the Company with the exclusive right to sell broadband power line communication access products (“Products”) in Canada and non-exclusive rights world wide. In accordance with the agreement, the Partner agrees not to sell or supply Products to any other person or legal entity in Canada with the exception of any hydro organizations. In consideration for these rights the Company will pay the Partner an annual license fee of $100,000 in Canadian dollars for five years commencing on August 1, 2005.

PLANNED FUTURE OPERATIONS

The company and its (BPL) Broadband over Powerline devices are presently FCC certified as well as having obtained certification in various parts of the world. No further research and Development is needed in order for the company to be able to sell and market its products. The company has recently acquired various individual contracts within North America and various other parts of the world and anticipates on deploying its devices and bundled services within the first to second quarter of 2006. The company will continue to search and secure additional contracts within 2006 for its devices and bundled services.

Marketing and Distribution

The company anticipates on securing agreements for the distribution of its products within various parts of the world. As well, the company has retained the services of several consultants for marketing and the securing of further contracts.

Business

PLC Network Solutions Inc. is a provider of Broadband Over Powerline Solutions. The company is a high-technology systems application provider and developer of state of the art devices that supplies power-line communications (PLC) solutions for the commercial, residential, and industrial markets. PLC Network Solutions Inc. provides a full spectrum of services through its leading edge of FCC certified high-speed modems and devices. The services are high-speed data communications such as secure high-speed 128kb protected Internet access using existing common electrical wiring, as well as providers of secure and reliable Voice Over IP services (VoIP), and the ability to deliver high speed Internet TV signals (IPTV). The electrical wiring already in place becomes the backbone for a local area network. A gateway distributes data to multiple modems, which users plug into ordinary outlets to access data at speeds between 6mbps, and 20mbps with its next generation of devices.

Funding Its Business Plan

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, the expenses of implementing the Company's business plan will exceed the Company's current resources. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or stockholders. Although the company anticipates to raise the finances necessary to allow it to fulfill its needs until revenues are received and the company is self sufficient,, there can be no assurance that any additional funds will be available on terms acceptable to the Company at all.

Intellectual Property

The nature of patent and trademark registration is very complex and requires legal expertise. To date, no applications have been prepared to patent any of the Company’s assets or concepts.

Government Regulation

There are no specific government regulations known to us, other than standard business practice, law and conduct, which might effect us in following our business plan. The manufacture and use of the Company's products may be subject to regulation by one or more U.S. federal agencies, including the Federal Trade Commission and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside. It must be noted that the companies devices and products that it markets are presently FCC certified within the United States and CRTC certified within Canada

Numerous U.S. federal and state government agencies have demonstrated significant activity in promoting environmental and consumer protection and enforcing other regulatory and disclosure statutes. Additionally, it is possible that new laws and regulations may be enacted with respect to internal combustion engines. The adoption of such laws or regulations and the applicability of existing laws and regulations may impair the growth of the Company and result in a decline in the Company’s prospects.

Employees

The Company currently has 5 consultants and contractors on staff. The Company also looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants. Management plans to use consultants, attorneys and accountants as necessary. A portion of any employee compensation package likely would include the right to acquire stock in the Company, which would dilute the ownership interest of holders of existing shares of the Company's common stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has relocated its principal executive offices from the Simpson Tower, 401 Bay St, #2112, Toronto, Ontario, to a 2000 square foot office located at 2 Lombard Street, Suite 204, Toronto, Ontario, M5C-1M1.

ITEM 3. LEGAL PROCEEDINGS

On June 27, 2005 a complaint was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, State of Florida Civil Division. The complaint alleges that Trimax Corporation failed to tender 400,000 shares of its common stock in consideration for services provided by the Plaintiff, of which 300,000 were to be delivered no later than December 15, 2004. The Plaintiff is asking for $457,500 in damages. The Company believes it has meritorious defences to these claims, and intends to vigorously defend itself against these claims. Management and Legal counsel for the Company are of the opinion that the claims are without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2005, shareholders adopted and approved Amended and Restated Articles of Incorporation, including a change in the name of the Company to Trimax Corporation and a change in the authorized stock of KIWI to add 95,000,000 shares of common stock and 19,000,000 shares of preferred stock, par value $0.001 per shares, and election of new directors. The amendments to the Articles of Incorporation of KIWI were made to increase the authorized share capital of the Company which is expected to allow the Company to make acquisitions as it moves forward to implement its business plan, and to provide the Company with more flexibility to conduct equity financings.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was approved for trading on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol KTLR on August 24, 2001. In connection with the change of the Company's name to Koala International Wireless Inc., the Company's trading symbol was changed to KIWI on December 10, 2001.The Company changed its name in January 2004 to TRIMAX CORPORATION. The Company completed a 1 for 100 reverse split on November 5, 2004 and the Company’s trading symbol was changed to TXMO. On August 17, 2005 Trimax acquired all of the outstanding common stock of PLC pursuant to a reorganization agreement.

The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the period indicated. These prices are all on the basis of the pre reverse stock split. Such prices are interdealer prices without retail markups, markdowns or commissions and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

December 31, 2002	$.11	$.11
March 31, 2003	$.38	$.32
June 30, 2003	$.135	$.135
September 30, 2003	$.16	$.13
December 31, 2003	$.12	$.11
March 31, 2004	$.08	$.07
June 30, 2004	$.06	$.05
September 30, 2004	$.01	$.01
December 31, 2004	$.15	$.15
March 31, 2005	$1.09	$.95
June 30, 2005	$.30	$.30
September 30, 2005	$1.07	$1.01

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

RECENT SALES OF UNREGISTERED SECURITIES

On August 26, 2005, 21,900,00 shares were issued pursuant to the Reorganization Agreement by and between Trimax Corporation and the Shareholders of PLC Network Solutions Inc. that was effective on August 17, 2005.

On August 29, 2005, 9,083,720 shares were issued in payment for debt in the amount of $454,186.

Subsequent to the quarter, on October 18, 2005, 100,000 shares were issued for payment for debt conversion of a convertible promissory note and 50,000 shares were issued to a former Director for repayment of time, efforts and sundry costs incurred as a Director.

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

PLAN OF OPERATIONS

PLC Network Solutions Inc. is a provider of Broadband Over Powerline Solutions. The company is a high-technology systems application and provider of state of the art devices that supplies power-line communications (PLC) solutions for the commercial, residential, and industrial markets. PLC Network Solutions Inc. provides a full spectrum of services through its FCC certified high-speed modems and devices. The services are high-speed data communications such as secure high-speed 128kb protected Internet access using existing common electrical wiring, as well as providers of secure and reliable Voice Over IP services (VoIP), and the ability to deliver high speed Internet TV signals (IPTV). The electrical wiring already in place can become a backbone for a local area network. A gateway distributes data to multiple modems, which users plug into ordinary outlets to access data at speeds between 6mbps, and 20mbps with its next generation of devices.

The company and its (BPL) Broadband over Powerline devices are presently FCC certified as well as having obtained certification in various parts of the world. No further research and Development is needed in order for the company to be able to sell and market its products. The company has recently secured various individual contracts within North America and various other parts of the world and anticipates on deploying its devices and bundled services within the first to second quarter of 2006. The company will continue to search and secure additional contracts within 2006 for its devices and bundled services as it anticipates and forsees a trend towards the adoption of the technology.

For the period ended September 30, 2005, the Company incurred a loss in the amount of $138,444, Most of the expenses incurred for this year was for basic monthly company expenses. Operation costs over the next year will depend on a number of factors, including the cost of manufacturing its products and devices to allow it to be more competitively priced with other present technologies as well as, the cost of conducting marketing research and preparing a marketing campaign.

Recent Developments and Discussions

Management is working to add to its business and is assessing adding to the business plan by partnering up or purchasing identified prospective companies that can deliver Voice and Data through wireless and satellite as well as emerging technologies to advance the company’s competitive advantage in its sector. However the Company is also assessing more viable opportunities within the current market segment and beyond.

Liquidity and Capital Resources

Since the consummation of the reverse merger between Trimax and PLC Network Solutions Inc. the company has raised private placement funds through various investors. The company continues to raise funds through various small individual investors to keep it’s business operational until it can be financed or self sufficient. The company foresees a trend towards the adoption of (BPL) Broadband over Powerline devices and the technology in general which will assist the company in the prospects of being able to attract and procure revenue generating clients and contracts. Although the companies BPL devices are presently priced at a small disadvantage to other presently used technologies it is actively pursuing other manufacturing options that will allow it to be more competitively priced and anticipates this to be realized within the next calendar year. Although the company anticipates to raise the finances necessary to allow it to fulfill its needs until revenues are received and the company is self sufficient, there can be no assurance that any additional funds will be available on terms acceptable to the Company at all.

No material commitments for capital expenditures were made during the period ended September 30, 2005.

The Company does not require any further R & D at this time in order to be able to market and sell its products. Although the Company requires financing and/or a joint venture with strategic partners to allow for the fulfilment of any orders that have been procured. To date the company has raised funds to keep its business operational and to allow it to market its products and procure contracts. The availability of future financings will depend on market conditions.

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

vii. In December 2004, FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company currently uses the intrinsic value method.

7. FINANCIAL STATEMENTS

PLC NETWORK SOLUTIONS INC. -
SUCCESSOR TO TRIMAX CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2005

F-i

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

30 SEPTEMBER 2005

F-ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
PLC Network Solutions Inc. - Successor to Trimax Corporation

We have audited the accompanying consolidated balance sheet of PLC Network Solutions Inc. - Successor to Trimax Corporation (A Development Stage Company) as at 30 September 2005 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows or the period from 20 July 2005 (date of inception) to 30 September 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLC Network Solutions Inc. - Successor to Trimax Corporation (A Development Stage Company) as at 30 September 2005 and the results of its operations, cash flows changes in stockholders' equity for the period from 20 July 2005 (date of inception) to 30 September 2005 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the accompanying consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

" Walker & Company"

Markham, Canada	Chartered Accountants
9 January 2006	Professional Corporation

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

AS AT 30 SEPTEMBER 2005

(Expressed in United States Dollars)

	Note

ASSETS

Current Assets
Cash		$19,855
Stock subscriptions receivable	5	21,900
Prepaid expenses		6,366
Prepaid license fees		67,599

Total Current Assets		115,720

Long Term Assets
Equipment	6	6,607

Total Assets		$122,327

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities		$215,832
Advances from related parties	7	55,046

Total Current Liabilities		270,878

Stockholders' Deficiency
Capital stock	8	41,234
Additional paid-in capital	8	43,296
Stock issuable	8	217,314
Accumulated other comprehensive loss		(5,359)
Accumulated deficit		(445,036)

Total Stockholders' Deficiency		(148,551)

Total liabilities and Stockholders' Deficiency		$122,327

The accompanying notes are an integral part of these financial statements.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM 20 JULY 2005 (DATE OF INCEPTION) TO 30
SEPTEMBER 2005

(Expressed in United States Dollars)

EXPENSES
General and administrative	$112,847
License fees	14,430
Financial	11,021
Depreciation	146

138,444

NET LOSS	$(138,444)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(5,359)

COMPREHENSIVE LOSS	$(143,803)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING -
BASIC AND DILUTED	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
BASIC AND DILUTED	29,088,660

The accompanying notes are an integral part of these financial statements.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO TRIMAX CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM 20 JULY 2005 (DATE OF INCEPTION) TO 30 SEPTEMBER 2005

(Expressed in United States Dollars)

					Accumulated
			Additional		Other		Total
		Common	Paid-in	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Capital	issuable	Loss	Deficit	Deficiency

Common stock issued at
inception	21,900,000	$21,900	$-	$-	$-	$-	$21,900

Acquisition of the net
liabilities of Trimax
Corporation	19,183,718	19,184	-	-	-	(306,592)	(287,408)

Common stock issued for
debt	100,000	100	18,346	-	-	-	18,446

Common stock issued for
services	50,000	50	24,950	-	-	-	25,000

Common stock issuable -
debt settlement	-	-	-	50,998	-	-	50,998

Common stock issuable -
cash	-	-	-	166,316	-	-	166,316

Foreign currency translation	-	-	-	-	(5,359)	-	(5,359)

Net loss	-	-	-	-	-	(138,444)	(138,444)

Balance, 30 September
2005	41,233,718	$41,234	$43,296	$217,314	$(5,359)	$(445,036)	$(148,551)

The accompanying notes are an integral part of these financial statements.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM 20 JULY 2005 (DATE OF INCEPTION) TO 30
SEPTEMBER 2005

(Expressed in United States Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,444)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	146
Accounts payable forgiven	(10,171)
Issuance of common stock for services	25,000

Changes in operating assets and liabilities:
Stock subscriptions receivable	(21,900)
Prepaid expenses	(6,366)
Prepaid license fees	(67,599)
Accounts payable & accrued liabilities	38,364

NET CASH USED FOR OPERATING ACTIVITIES	(180,970)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(6,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	39,383
Proceeds from common stock to be issued	173,555

CASH FLOWS USED IN FINANCING ACTIVITIES	212,938

EFFECT OF FOREIGN CURRENCY TRANSLATION	(5,359)

NET INCREASE IN CASH	19,855

CASH, END OF YEAR	$19,855

The accompanying notes are an integral part of these financial statements.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS

PLC Network Solutions Inc. (the "Company" or "PLC") was incorporated on 20 July 2005 in the Province of Ontario under the Ontario Business Corporations Act.

On 17 August 2005, pursuant to a reorganization agreement by and among PLC and Trimax Corporation ("Trimax"), a public company incorporated in the State of Nevada on 18 August 1999, Trimax acquired all of the outstanding common stock of PLC (the "Reverse Merger"). In the Reverse Merger each share of the 21,900,000 issued and outstanding common stock of PLC was converted into the right to receive one share of Trimax common stock. As a result of the Reverse Merger, the former shareholders of PLC received approximately 70% ownership of Trimax. For accounting purposes, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, the acquisition has been treated as a recapitalization of PLC with PLC as the acquirer (reverse acquisition). A reverse acquisition occurs if a company other than the legal acquirer is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, PLC is considered the accounting acquirer and Trimax is considered the accounting target. The historical financial statements prior to 17 August 2005 are those of PLC.

As PLC's stock is not publicly traded and the stock of Trimax was not actively traded prior to the Reverse Merger, the fair market value cannot be determined for either stock. Accordingly, pursuant to SFAS No. 141, paragraph 23, this is a merger between a non-operating public shell and a private company and the transaction is valued at Trimax's net tangible assets and no goodwill is recorded. The consideration of the Reverse Merger was therefore equal to the net liabilities of Trimax's as at 17 August 2005 valued at $287,408.

Subsequent to the reverse takeover, Trimax Corporation will change its name to PLC Network Solutions Limited.

On 29 July 2005, the Company entered into an exclusive supply agreement with a technology partner (the "Partner"), a privately-held corporation based in Toronto, Ontario. This agreement provides the Company with the exclusive right to sell broadband power line communication access products ("Products") in Canada and non-exclusive rights world wide. In accordance with the agreement, the Partner agrees not to sell or supply Products to any other person or legal entity in Canada with the exception of any hydro organizations. In consideration for these rights the Company will pay the Partner an annual license fee of $100,000 in Canadian dollars for five years commencing on 1 August 2005.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

2.	GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to obtain the financing and strategic alliances necessary to attain profitable operations. Management is pursuing various sources of financing and intends to raise equity financing through a private placement with a private group of investors in the near future. The Company has entered into an exclusive agreement to sell broadband power line communication access products, as discussed in note 1, which management believes will produce the necessary income to attain profitability in the future.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Trimax Corporation, a Nevada corporation and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company accounts and transactions are eliminated.

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' deficiency and cash flows disclose activity since the date of the Company's inception.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with United States of America generally accepted accounting principles. Outlined below are those policies considered particularly significant:

Organization and Start Up Costs

Costs of start up activities, including organization costs are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts, trust accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Equipment and Depreciation

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Equipment	30% declining balance
Furniture and fixtures	20% declining balance
Computer equipment	30% declining balance

License Fees

Licensing fees relating to the exclusive rights to supply products are charged to income evenly over the term of the license agreement.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of the company's receivables, advances and accounts payable approximates fair value because of the short-term maturity of these instruments.

Foreign Translation Adjustment

The accounts of the Company were translated into United States dollars in accordance with the provisions of SFAS No. 52, Foreign Currency Translation. In accordance with the provisions of SFAS No. 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' deficiency, and consists of net loss and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the period ended 30 September 2005.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities (as subsequently revised in December 2003, "FIN 46-R"). FIN No. 46-R requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46-R applies immediately to variable interest entities created after 31 January 2003 and must be applied in the first period beginning after 15 June 2003 for entities in which an enterprise holds a variable interest entity that it acquired before 1 February 2003. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

In December 2004, the FASB issued SFAS 153, Exchanges of Non Monetary Assets, an amendment to Opinion No. 29, Accounting for Non Monetary Transactions. Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non monetary asset exchanges occurring in periods beginning after 15 June 2005. Earlier application is permitted. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) amends SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after 15 December 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after 15 June 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after 15 December 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principles and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after 15 December 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

5.	STOCK SUBSCRIPTIONS RECEIVABLE

The stock subscriptions receivable relate to the original issuance of shares to the founders of PLC.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

6.	EQUIPMENT

The details of equipment and the related accumulated depreciation are set forth below for the indicated periods:

		Accumulated
	Cost	Depreciation	Net

Equipment	$1,918	$-	$1,918
Furniture and fixtures	1,919	-	1,919
Computer equipment	2,916	146	2,770

	$6,753	$146	$6,607

7.	ADVANCES FROM RELATED PARTIES

The advances from directors of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

8.	CAPITAL STOCK

Authorized
100,000,000 common stock, par value $0.001 20,000,000 preferred stock, par value $0.001

Issued
41,233,718common stock	$41,234

On 20 July 2005 the Company issued 21,900,000 of common shares at par value to the Company's founders.

On 17 August 2005 PLC acquired the net liabilities of Trimax. This was accounted for as a recapitalization of PLC into Trimax and resulted in the issuance of 19,183,718 shares, further described in note 1.

In August 2005 the Company's Board of Directors approved the issuance 100,000 common stock in exchange for the settlement of $18,446 in debt of the Company.

On 31 August 2005 the Company issued 50,000 common shares to a former director of the Company as compensation for his services and sundry costs as a director of Trimax. The common shares issued have been valued at their market value of $25,000 or $.50 per share, which is the amount that would have been received if the shares had been issued for cash. Management believes that the fair market value of the services received from the former director approximates this value.

On 21 November 2005 the Company's Board of Directors approved the issuance of 358,529 common shares to various investors. The funds were raised through a non-brokered private placement of common stock at an average price of $0.75 per share from a group of accredited non-US investors. During September 2005, $181,369 of these funds had been received and accordingly, has been classified as stock issuable. In addition, $35,945 was received in September towards 55,300 shares which as of the date of this report had not been issued.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

9.	SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended 30 September 2005 there were no interest or taxes paid by the Company.

The Company issued 50,000 shares to a former director for services rendered.

The Company issued 100,000 shares in exchange for the settlement of $18,446 in debt.

In September 2005, the Company settled $50,998 in debt in exchange for shares issued on 21 November 2005.

10.	SUBSEQUENT EVENTS

On 21 November 2005, the Company's Board of Directors approved the issuance of 358,529 common shares to various investors for funds contributed to the company.

11.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

As at 30 September 2005, there were no differences between financial reporting and tax bases of assets and liabilities. The Company has tax losses available to be applied against future year’s income as a result of the losses incurred in the current period as well as losses carried forward from Trimax. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

12.	ECONOMIC DEPENDENCE

The Company is economically dependent on the supply of Products from the Partner as described in note 1 in order to continue sales. The Company has the ability to provide Internet services using other forms of technology, but would be unable to continue selling the product as planned.

13.	RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company paid fees to a director in the amount of $12,300 and consulting fees of $18,141 to individual shareholders of the Company.

The Company settled $50,998 in debt owing to shareholders of the Company by issuing 78,458 in shares in November 2005.

14.	COMMITMENTS

In September 2005, the Company entered into a lease for a period of one year, commencing on 1 October 2005 and terminating on 30 September 2006. The annual lease payment is approximately $47,000 Canadian ($40,500 US).

The Company is committed to paying the Partner an annual license fee of $100,000 in Canadian dollars ($86,000 US) for five years commencing on 1 August 2005. The Company paid their first year's fees in October 2005.

15.	CONTINGENT LIABILITY

On 27 June 2005 a complaint was filed in the Circuit Court of the Seventeenth Judicial Circuit In And For Broward County, State Of Florida Civil Division. The complaint alleges that Trimax Corporation failed to tender 400,000 shares of its common stock in consideration for services provided by the Plaintiff, of which 300,000 were to be delivered no later than 15 December 2004. The Plaintiff is asking for $457,500 in damages. The Company believes it has meritorious defenses to these claims, and intends to vigorously defend itself against these claims. Management and legal counsel for the Company are of the opinion that the claims are without merit. Accordingly, the financial statements do not include any adjustments to reflect the possible outcome of this claim.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 8A. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period, September 30, 2005, covered by this annual report on Form 10-KSB, the company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no changes in the company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

This table sets forth the name, age and position of each director and executive officer of the Company:

Name of Director	Age	Position

Derek Pepler	46	Director and President and Chief Executive Officer
Robert Vivacqua	40	Director and Chief Financial Officer

Derek Pepler – Director and President and Chief Executive Officer. From 1986 to 1994, Mr. Pepler specialized in Commercial, Investment and development real estate as a Senior Consultant with Colliers International and with Oxford Development Group as a Director. From 1994 to 1999, Mr. Pepler worked with several merchant banks as V. P. Sales and Marketing, managing debt financing and venture capital opportunities. Since1999 (to present) Derek has worked as a consultant managing sales and distribution of financial products for several securities dealers.

Robert Vivacqua – Director and Chief Financial Officer. Mr. Vivacqua has over 7 years experience as a Financial Planner and Investment Advisor and has worked within several large and medium sized firms within the investment industry. He gained his start in the Investment industry while at Bank Of America where he made the transition to a currency trader. From there he graduated into the position of Financial Analyst at Elliott & Page Mutual Funds, which eventually amalgamated into Manulife Financial where he presently maintains a position as a consultant. Additionally, he also became a partner in a small boutique independent Venture Capital Firm named RJ Sterling Venture Capital where he performs a wide range of duties for its customers such as financial/estate planning, advising, and mortgage facilitator for individual investors. In addition he has procured and assisted in various financing's for small to mid sized private/public companies through RJ Sterling and the companies relationships within the investment industry.

ITEM 10. EXECUTIVE COMPENSATION

During the last period, officers and directors of the Company, or its subsidiaries, have received no shares in remuneration for services rendered through September 30, 2005. No officer or director received any cash payments. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers for services provided to the Company.

COMPENSATION OF DIRECTORS

Directors have not been compensated for their services as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company. 50,000 shares were issued to a former Director for repayment of time, efforts and sundry costs incurred as a Director.

EMPLOYMENT CONTRACTS

The Company does not presently have employment contracts with its executive officers and directors. The Company has a consulting contract with a Consultant, whereby, for each signed and verified customer unit acquisition, the Company will pay the individual 100% of the revenue for the first month of service per unit, plus issue warrants for 5% of the total sales figures resulting from the Consultant’s efforts. The Company has also agreed to pay the Consultant a finder’s fee for any financing referred by the Consultant.

STOCK OPTION PLAN

Although the company does not currently have a stock option plan it anticipates adopting one as a means to compensate employees for work performed or to attract any future employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 16, 2006 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

		PERCENTAGE OF
		OUTSTANDING
NAME AND POSITION	NUMBER OF SHARES	SHARES

Derek Pepler	20,043	0.004%
Robert Vivacqua	51,000	0.0005%

All Current Directors and
Officers As A Group (2 Persons)	71,043	0.0048%

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

The Company paid fees to a director in the amount of $12,300 and consulting fees of $18,141 to individual shareholders of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

Exhibit 3.3	Amended and Restated Articles of Incorporation

Exhibit 31.1	Certifications of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certifications of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K:

8K filed with the SEC on Aug 17, 5005
8K filed with the SEC on August 23, 2005 and amendments thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Table of Audit Fees paid to Walker & Company

Walker & Company	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2005	17,000	Nil	Nil	Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAX CORPORATION.

By:	/s/ Derek Pepler
Derek Pepler
President and Director and Chief Executive Officer

Date: January 16, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Derek Pepler
Derek Pepler
President and Chief Executive Officer and Director

By:	/s/ Robert Vivacqua
Robert Vivacqua
Chief Financial Officer and Director