Form 10-Q
period 2005-12-31
TRIMAX CORP
filed 2006-02-14
CIK 1094651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark  One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended DECEMBER 31, 2005
                                          -----------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  ____________to ______________



                           Commission File No. 0-32749
                                               -------


                               TRIMAX CORPORATION
                     (FORMERLY KIWI NETWORK SOLUTIONS INC.)
                 (Name of Small Business Issuer in its Charter)



                   NEVADA                           76-0616468
                   ------                           ----------
      (State or Other Jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No)



                             2 LOMBARD ST, SUITE 204
                            TORONTO, ONTARIO, M5C-1M1
                            -------------------------
                    (Address of Principal Executive Offices)


                                 (416) 368-4060
                                 --------------
                           (Issuer's Telephone Number)


            ________________________________________________________
          (Former Name or Former Address, if changed since last Report)


 Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          (1)     Yes  [X]       No   [ ]    (2)     Yes  [X]       No   [ ]


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                                 NOT APPLICABLE
                                 --------------

        Indicate by check mark whether the registrant is a shell company
                 (as defined in Rule 12b-2 of the Exchange Act)
                             Yes   [ ]           No   [X]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)
     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                                FEBRUARY 8, 2006
                           COMMON - 41,647,547 SHARES
                           --------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE
          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

     Transitional Small Business Issuer Format         Yes   [ ]    No   [X]

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements
             Consolidated  Balance  Sheets                                    4
             Consolidated  Statements  of  Operations                         5
             Consolidated  Statements  of  Cash  Flows                        6
             Notes  to  Consolidated  Financial  Statements              7 -  8
                                                                         -------
Item  2.     Management's  Discussion  &  Analysis  of  Financial
               Condition and  Results  of  Operations                    9 - 10
                                                                         -------
Item  3.     Controls  and  Procedures                                       11

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings                                              11
Item  2.     Unregistered  Sales of Equity securities and Use of Proceeds    11
Item  3.     Defaults  Upon  Senior  Securities                              11
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     11
Item  5      Other  Information                                              11
Item  6.     Exhibits                                                        12

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The unaudited consolidated financial statements on pages 4 through 8 of the quarterly shareholders' report for the quarter ended December 31, 2005, are incorporated herein by reference.

The consolidated financial statements incorporated by reference from the quarterly shareholders' report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended December 31, 2005 and for the period July 20, 2005 (inception) to December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005.





PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

                                                  December 31,    September 30,
                                                      2005            2005
                                                  -----------     ------------
                                                   (Unaudited)      (Audited)
ASSETS

Current Assets:
Cash. . . . . . . . . . . . . . . . . . . . . .  $       5,735   $       19,855
Stock subscriptions receivable. . . . . . . . .         21,900           21,900
Prepaid expenses. . . . . . . . . . . . . . . .          6,685            6,366
Prepaid license fees. . . . . . . . . . . . . .         49,365           67,599

Total Current Assets. . . . . . . . . . . . . .         83,685          115,720

Equipment, net of depreciation. . . . . . . . .         27,687            6,607

Total Assets. . . . . . . . . . . . . . . . . .  $     111,372   $      122,327
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
-----------------------------------------------
Current Liabilities:
Accounts payable and accrued liabilities. . . .  $     206,004   $      215,832
Advances from related parties . . . . . . . . .         32,922           55,046

Total Current Liabilities . . . . . . . . . . .        238,926          270,878

Stockholders' Deficiency:
Capital stock . . . . . . . . . . . . . . . . .         41,592           41,234
Additional paid in capital. . . . . . . . . . .        264,037           43,296
Accumulated other comprehensive income (loss) .        130,905          217,314
Stock issuable. . . . . . . . . . . . . . . . .          2,366           (5,359)
Accumulated deficit . . . . . . . . . . . . . .       (566,454)        (445,036)

Total Stockholders' Deficiency. . . . . . . . .       (127,554)        (148,551)

Total liabilities and Stockholders' Deficiency.  $     111,372   $      122,237


   The accompanying notes are an integral part of these financial statements.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND FROM JULY 20, 2005
(DATE OF INCEPTION) TO DECEMBER 31, 2005
(Unaudited)

                                                              JULY 20,
                                                                 2005
                                                    THREE    (DATE OF
                                                   MONTHS   INCEPTION)
                                                    ENDED          TO
                                                 DECEMBER    DECEMBER
                                                 31, 2005    31, 2005
                                                 --------    --------
Expenses:
-------------------------------------------
General and administrative. . . . . . . . .  $    95,662      208,509
License fees. . . . . . . . . . . . . . . .       21,484       35,914
Financial . . . . . . . . . . . . . . . . .          164       11,185
Depreciation. . . . . . . . . . . . . . . .        1,590        1,736
                                             -----------  -----------
                                                 118,900      257,344

Net loss. . . . . . . . . . . . . . . . . .  $  (118,900) $  (257,344)
                                             -----------  -----------

Net loss per common share:
Basic and diluted . . . . . . . . . . . . .  $     (0.00) $     (0.00)
                                             -----------  -----------
Weighted average common shares outstanding:
Basic and diluted . . . . . . . . . . . . .   41,389,600   36,057,620
-------------------------------------------  -----------  -----------


   The accompanying notes are an integral part of these financial statements.

PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
TRIMAX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND FROM JULY 20, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2005
(Unaudited)

                                                             JULY 20,
                                                                2005
                                                 THREE      (DATE OF
                                                MONTHS     INCEPTION)
                                                 ENDED            TO
                                              DECEMBER      DECEMBER
                                              31, 2005      31, 2005
                                              --------      --------
Cash Flows from Operating Activities:
Net loss . . . . . . . . . . . . . . . .     $(118,900)    $(257,344)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation . . . . . . . . . . . . . .         1,590         1,736
Accounts payable forgiven. . . . . . . .       (10,171)
Issuance of common stock for services. .         6,500        31,500

Increase (decrease) in:
Stock subscriptions receivable . . . . .       (21,900)
Prepaid expenses . . . . . . . . . . . .          (319)       (6,685)
Prepaid license fees . . . . . . . . . .        18,234       (49,365
Accounts payable & accrued liabilities .        (9,828)       28,536
                                             ---------     ---------
Net cash used in operating activities. .      (102,723)     (283,693)

Cash Flows from Financing Activities:
Advances from related parties. . . . . .       (22,124)       17,259
Proceeds from common stock to be issued.        94,960       268,515
Issuance of common stock . . . . . . . .        36,071        36,071
                                             ---------     ---------
                                               108,907       321,845
Cash Flows from Investing Activities:
Acquisition of equipment . . . . . . . .       (22,670)      (29,424)
                                             ---------     ---------

Effect of foreign currency translation .         2,366         (2993)
                                             ---------     ---------

Net (decrease) in cash . . . . . . . . .       (14,120)        5,735

Cash - beginning of period . . . . . . .        19,855
                                             ---------

Cash - end of period . . . . . . . . . .     $   5,735     $   5,735
----------------------------------------     ---------     ---------

   The accompanying notes are an integral part of these financial statements.

                    PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
                               TRIMAX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NATURE  OF  OPERATIONS

PLC Network Solutions Inc. (the "Company" or "PLC") was incorporated on 20 July 2005 in the Province of Ontario under the Ontario Business Corporations Act.

On August 17, 2005, pursuant to a reorganization agreement by and among PLC and Trimax Corporation ("Trimax"), a public company incorporated in the State of Nevada on August, 18 1999, Trimax acquired all of the outstanding common stock of PLC (the "Reverse Merger"). In the Reverse Merger each share of the 21,900,000 issued and outstanding common stock of PLC was converted into the right to receive one share of Trimax common stock. As a result of the Reverse Merger, the former shareholders of PLC received approximately 70% ownership of Trimax. For accounting purposes, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, the acquisition has been treated as a recapitalization of PLC with PLC as the acquirer (reverse acquisition). A reverse acquisition occurs if a company other than the legal acquirer is deemed to be the "accounting acquirer" in a business combination effected by the issuance of voting securities. In this regard, PLC is considered the accounting acquirer and Trimax is considered the accounting target. The historical financial statements prior to August, 17 2005 are those of PLC.

As PLC's stock is not publicly traded and the stock of Trimax was not actively traded prior to the Reverse Merger, the fair market value cannot be determined for either stock. Accordingly, pursuant to SFAS No. 141, paragraph 23, this is a merger between a non-operating public shell and a private company and the transaction is valued at Trimax's net tangible assets and no goodwill is recorded. The consideration of the Reverse Merger was therefore equal to the net liabilities of Trimax's as at August 17, 2005 valued at $287,408.

Subsequent to the reverse takeover, Trimax Corporation will change its name to PLC Network Solutions Limited.

On July 29, 2005, the Company entered into an exclusive supply agreement with a technology partner (the "Partner"), a privately-held corporation based in Toronto, Ontario. This agreement provides the Company with the exclusive right to sell broadband power line communication access products ("Products") in Canada and non-exclusive rights world wide. In accordance with the agreement, the Partner agrees not to sell or supply Products to any other person or legal entity in Canada with the exception of any hydro organizations. In consideration for these rights the Company will pay the Partner an annual license fee of $100,000 in Canadian dollars for five years commencing on August 1, 2005.

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

PRINCIPLES  OF  CONSOLIDATION

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

RECENT  ACCOUNTING  PRONOUNCEMENT

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (Statement 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

                    PLC NETWORK SOLUTIONS INC. - SUCCESSOR TO
                               TRIMAX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


RECENT  ACCOUNTING  PRONOUNCEMENT  (CONTINUED)

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.


CAPITAL  STOCK

On July 20, 2005 the Company issued 21,900,000 of common shares at par value to the Company's founders.

On August 17, 2005 PLC acquired the net liabilities of Trimax. This was accounted for as a recapitalization of PLC into Trimax and resulted in the issuance of 19,183,718 shares.

In August 2005 the Company's Board of Directors approved the issuance 100,000 common stock in exchange for the settlement of $18,446 in debt of the Company.

On August 31, 2005 the Company issued 50,000 common shares to a former director of the Company as compensation for his services and sundry costs as a director of Trimax. The common shares issued have been valued at their market value of $25,000 or $.50 per share, which is the amount that would have been received if the shares had been issued for cash. Management believes that the fair market value of the services received from the former director approximates this value.

On November 21, 2005 the Company's Board of Directors approved the issuance of 358,529 common shares to various investors. The funds were raised through a non-brokered private placement of common stock at an average price of $0.75 per share from a group of accredited non-US investors.

In September 2005, $35,945 had been received towards 55,300 shares which were issued on January 11, 2006.

SUBSEQUENT  EVENTS

On June 27, 2005 a complaint was filed in the Circuit Court of the Seventeenth Judicial Circuit In And For Broward County, State Of Florida Civil Division. The complaint alleges that Trimax Corporation failed to tender 400,000 shares of its common stock in consideration for services provided by the Plaintiff, of which 300,000 were to be delivered no later than December 15, 2004. The Plaintiff was asking for $457,500 in damages. On February 3, 2006 both Trimax Corporation (the defendant) and the Plaintiff entered into a settlement for the claim filed on June 27, 2005 in the Circuit Court Of The Seventeenth Judicial Circuit In And For Broward County, State Of Florida Civil Division. Both parties agreed to a settlement amount of 75,000 shares to settle the matter.

On January 11, 2006, the Company's Board of Directors approved the issuance of 55,300 common shares to various investors. In February 2006 the Company's Board of Directors approved the issuance of an additional 164,247 common shares to various investors.

During December 2005, $130,905 pertaining to these 219,547 shares had been received and accordingly, has been classified as stock issuable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-KSB for the year ended September 30, 2005.

PRELIMINARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

This quarterly report and the documents incorporated herein by reference contain forward-looking statements within the meaning of the federal securities laws, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors. You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as throughout this quarterly report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements.

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

Any of the factors described in this quarterly report, including in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

In addition, readers are also advised to refer to the information contained in our filings with the Commission, especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

PLAN  OF  OPERATIONS

Trimax Corporation is a provider of Broadband Over Powerline Solutions. The company is a high-technology systems application and provider of state of the art devices that supplies power-line communications (PLC) solutions for the commercial, residential, and industrial markets. Trimax Corporation provides a full spectrum of services through its FCC certified high-speed modems and devices. The services are high-speed data communications such as secure high-speed 128kb protected Internet access using existing common electrical wiring, as well as providers of secure and reliable Voice Over IP services
(VoIP), and the ability to deliver high speed Internet TV signals (IPTV). The electrical wiring already in place can become a backbone for a local area network. A gateway distributes data to multiple modems, which users plug into ordinary outlets to access data at speeds between 6mbps, and 20mbps with its next generation of devices.

The company and its (BPL) Broadband over Powerline devices are presently FCC certified as well as having obtained certification in various parts of the world. No further research and Development is needed in order for the company to be able to sell and market its products. The company has recently secured various individual contracts within North America and various other parts of the world and anticipates on deploying its devices and bundled services within the first to second quarter of 2006. The company will continue to search and secure additional contracts within 2006 for its devices and bundled services as it anticipates and foresees a trend towards the adoption of the technology. For the period ended December 31, 2005, the Company incurred a loss in the amount of $118,900. Most of the expenses incurred for this period were for basic monthly company expenses. Operation costs over the next year will depend on a number of factors, including the cost of manufacturing its products and devices to allow it to be more competitively priced with other present technologies as well as, the cost of conducting marketing research and preparing a marketing campaign.

RECENT  DEVELOPMENTS  AND  DISCUSSIONS
Management is working to add to its business and is assessing adding to the business plan by partnering up or purchasing identified prospective companies that can deliver Voice and Data through wireless and satellite as well as emerging technologies to advance the company's competitive advantage in its sector. However the Company is also assessing more viable opportunities within the current market segment and beyond.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since the consummation of the reverse merger between Trimax and PLC Network Solutions Inc. the company has raised private placement funds through various investors. The company continues to raise funds through various small individual investors to keep its business operational until it can be financed or self sufficient. The company foresees a trend towards the adoption of (BPL) Broadband over Powerline devices and the technology in general which will assist the company in the prospects of being able to attract and procure revenue generating clients and contracts. Although the companies BPL devices are presently priced at a small disadvantage to other presently used technologies it is actively pursuing other manufacturing options that will allow it to be more competitively priced and anticipates this to be realized within the next calendar year. Although the company anticipates to raise the finances necessary to allow it to fulfill its needs until revenues are received and the company is self sufficient, there can be no assurance that any additional funds will be available on terms acceptable to the Company at all.

The Company does not require any further R & D at this time in order to be able to market and sell its products. Although the Company requires financing and/or a joint venture with strategic partners to allow for the fulfillment of any orders that have been procured. To date the company has raised funds to keep its business operational and to allow it to market its products and procure contracts. The availability of future financings will depend on market conditions.

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

ITEM  3.  CONTROL  AND  PROCEDURES

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


                           PART II - OTHER INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

On June 27, 2005 a complaint was filed in the Circuit Court of the Seventeenth Judicial Circuit In And For Broward County, State Of Florida Civil Division. The complaint alleges that Trimax Corporation failed to tender 400,000 shares of its common stock in consideration for services provided by the Plaintiff, of which 300,000 were to be delivered no later than December 15, 2004. The Plaintiff was asking for $457,500 in damages. On February 3, 2006 both Trimax Corporation (the defendant) and the Plaintiff entered into a settlement for the claim filed on June 27, 2005 in the Circuit Court Of The Seventeenth Judicial Circuit In And For Broward County, State Of Florida Civil Division. Both parties agreed to a settlement amount of 75,000 shares to settle the matter.


ITEM  2  -  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

During the three months ended December 31, 2005 the Company issued 358,528 shares of common stock.


ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

Not  applicable.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On January 24, 2006 the Company filed a "NOTICE OF PROPOSED ACTION BY WRITTEN CONSENT OF A MAJORITY OF THE OUTSTANDING SHARES OF COMMON STOCK TO BE TAKEN ON OR ABOUT FEBRUARY 13, 2006", pertaining to adopting and approving the (i) Amended and Restated Articles of Incorporation, including a change in the name of the Company to PLC Network Solutions Ltd. and a change in the authorized stock of Trimax Corporation to add 150,000,000 shares of common stock and 30,000,000 shares of preferred stock, par value $0.001 per share. The written consents are to be received by February 13, 2006.

Only stockholders of record at the close of business on January11, 2006 will be entitled to receipt of this Proxy Statement and to submit their written consent.


ITEM  5  -  OTHER  INFORMATION

Not  applicable.

ITEM  6  -  EXHIBITS

The  following  exhibits  are  being  filed  as  part  of this quarterly report:

Exhibit  No.     Description
------------     -----------


31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     TRIMAX  CORPORATION


     By:     /s/  Derek  Pepler

     Name:  Derek  Pepler
     Title:  President  and  Director  and  Chief  Executive  Officer

     Date:  February  14,  2006


     By:     /s/  Robert  Vivacqua

     Name:  Robert  Vivacqua
     Title:  Chief  Financial  Officer

     Date:  February  14,  2006

                                                                    Exhibit 31.1

                                  CERTIFICATION

I,  Peter  Horak,  the  Chief Executive Officer of the registrant, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Trimax Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  February  14,  2006

/s/  Derek  Pepler
Name:  Derek  Pepler
Title: President  and  Director  and  Chief  Executive  Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Robert Vivacqua, the Chief Financial Officer of the registrant, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Trimax Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  February  14,  2006

/s/  Robert  Vivacqua
Name:  Robert  Vivacqua
Title: Chief  Financial  Officer

                                                                    Exhibit 32.1

                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                       (as adopted pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002)

     In connection with the quarterly report Trimax Corporation (the "Company"), on Form 10-QSB for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written certification has been provided to the Company and will be retained by the Company and will be furnished to the Securities and Exchange Commission or its staff upon request.

     /s/  Derek  Pepler
     Name:  Derek  Pepler
     Title: President  and  Director  and  Chief  Executive  Officer
     February  14,  2006


     /s/  Robert  Vivacqua
     Name:  Robert  Vivacqua
     Title: Chief  Financial  Officer
     February  14,  2006

     This Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not "filed" for purposes of
Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities Exchange Commission.