Form 10QSB
period 2006-03-31
TRIMAX CORP
filed 2006-05-31
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 0-32749

TRIMAX CORPORATION

(Formerly KIWI Network Solutions Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada	76-0616468
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Lombard St, Suite 204
Toronto, Ontario, M5C-1M1
(Address of principal executive offices)

(416) 368-4060	-
(Issuer’s telephone number)	(Issuer’s website)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,999,971 shares of common stock, as of May 22, 2006.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the quarterly shareholders’ report for the quarter ended March 31, 2006, are incorporated herein by reference.

The consolidated financial statements incorporated by reference from the quarterly shareholders’ report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three-month periods ended March 31, 2006 and for the period August 25, 2000 (inception) to March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2005.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$15,039	$19,855
Stock subscriptions receivable	-	21,900
Prepaid expenses	7,633	6,366
Prepaid license fees	-	67,599

Total Current Assets	22,672	115,720

EQUIPMENT, net of depreciation	25,212	6,607

	$47,884	$122,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	240,280	$215,832
Advances from related parties	50,295	55,046

Total Current Liabilities	290,575	270,878

STOCKHOLDERS’ DEFICIT
Common stock	26,000	41,234
Additional paid-in-capital	9,701,469	9,235,124
Accumulated other comprehensive income loss	(1,406)	(5,359)
Stock issuable	-	217,314
Deficit accumulated during the development stage	(9,968,756)	(9,636,864)

	(242,691)	(148,551)

	$47,884	$122,327

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

EXPENSES
License fees	$49,481	-
Financial	391	-
Depreciation	1,977	958
General and Administrative	161,143	60,892

	212,992	(61,850)

NET LOSS	$(212,992)	$(61,850)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	39,510,248	5,555,531

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended March 31,		Period August 25, 2000
	2006	2005	( Date of Inception) to March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
License fees	$70,965	-	$85,395
Financial	555	-	87,568
Depreciation	3,567	1,916	30,770
General and administrative	256,805	93,574	9,765,023

	331,892	(95,490)	(9,968,756)

NET LOSS	$(331,892)	$(95,490)	$(9,968,756)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	40,202,547	4,091,209

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		Period August 25, 2000
	2006	2005	(Date of Inception) to March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212,992)	$(61,850)	$(9,968,756)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,977	958	30,770
Salaries paid by share issuance	-	-	986,500
Accounts payable forgiven	-	-	(10,171)
Write-off of salaries payable	-	-	(111,355)
Consulting paid by share issuance	-	-	3,869,654
Director’s paid by share issuance	-	-	950,000
Write-off of director’s compensation	-	-	(200,000)

Consulting, services, technology, and travel paid by share issuance	1,664,456
Prepaid expenses	(948)	-	(7,633)
Prepaid license fees	49,365	-	-
Stock subscription receivable	21,900	-	-
Accounts payable	34,276	-	62,812
Other operating assets and liabilities	-	-	1,299,069
Changes in operating assets and liabilities:	106,570	958	8,534,102
Net Cash Used in Operating Activities	(106,422)	60,892	(1,434,654)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	-	(68,103)
Net Cash Used in Investing Activities	-	-	(68,103)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	17,373	-	118,000
Loans payable	-	-	626,123
Issuance of common stock to be issued	-	-	268,515
Cancellation of common stock	(16,000)	-	(16,000)
Issuance of common for debt	59,332	-	248,332
Issuance of stock for cash	58,793	-	275,819
Net Cash Provided by Financing Activities	119,498	-	1,520,789
EFFECT OF FOREIGN CURRENCY TRANSLATION	(3,772)	(2,993)
NET INCREASE (DECREASE) IN CASH	9,304	-	15,039
CASH BEGINNING OF PERIOD	5,735	-	-
CASH END OF PERIOD	$15,039	$-	$15,039

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,		Period August 25, 2000
	2006	2005	(Date of Inception) to March 31, 2006
	(Unaudited)		(Unaudited)
Supplemental Disclosure of Cash Flows Information:
Interest paid	$391	$	$34,539

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Nature of Operations

Urbanesq.com Inc. (“Urbanesq”) was incorporated August 25, 2000 under the laws of the Province of Canada.

Effective October 18, 2001, Urbanesq completed a merger with Koala International Wireless Inc. (“Koala”), a public company incorporated in the State of Nevada on August 18, 1999. This merger constituted a reverse takeover of Urbanesq by Koala resulting in the period of operations being reported from the commencement of operations of Urbanesq.

The Company changed its name to KIWI Network Solutions Inc. (“The Company”) on December 23, 2003.

On November 4, 2004 the Company announced a reverse stock split of one of the Corporation’s common stock for each one hundred shares outstanding in the name of such shareholder; and authorized any fractional shares to be rounded to one share.

On February 11, 2005, the Company approved its Amended and Restated Articles of Incorporation, changed the name of the Company to Trimax Corporation (“Trimax”), and increased the number of its authorized stock by 95,000,000 shares of common stock and 19,000,000 shares of preferred stock, both with a par value of $0.01 per share.

On August 17, 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act and Trimax, Trimax acquired all of the outstanding common stock of PLC.

On July 29, 2005, the Company entered into an Exclusive Supply agreement with a technology partner (the "Partner"), a privately-held corporation based in Toronto, Ontario. This agreement provides the Company with the exclusive right to sell Switzerland based Ascom broadband over power line communication access products ("Products") in Canada and non-exclusive rights world wide, which the “Partner” represented that it had secured itself from Ascom. In accordance with the agreement, the Partner agrees not to sell or supply Products to any other person or legal entity in Canada with the exception of any hydro organizations. In consideration for these rights the Company will pay the Partner an annual license fee of $100,000 in Canadian dollars for five years commencing on August 1, 2005.

Subsequent to the signing and the advancement of funds for the “Exclusive Supply Agreement” the company was made aware that the product supplier had no right to grant a sub-license from Ascom. Furthermore, the supplier was previously in default and was never in any position to grant any sub-license on its own license. Due to these events, Trimax has secured product from other vendors for BPL products, which it considers to be more cost effective and possessing similar performance characteristics. As well no annual license fees are required to be paid by Trimax. The company is also in the process of negotiating an equity position as well as being classified as a first tier client with exclusive rights in certain areas of the world for BPL products with a company that possesses its own proprietary BPL products.

On March 22, 2006 Trimax filed an action in The Superior Court Of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Subsequently, Trimax received a settlement offer which it has accepted and is awaiting payment of $100,000 plus applicable taxes and legal fees.

Restatement of Financial Statements

The Company has restated its comparative consolidated financial statements for the year ended September 30, 2005 due to an accounting change based on new events and transactions which occurred during the current quarter.

On August 17, 2005 Trimax acquired all of the outstanding common stock of PLC Network Solutions Inc. (“PLC”) whereby each share of the 21,900,000 issued and outstanding common stock of PLC were converted into the right to receive one share of Trimax stock. Originally for accounting purposes, the acquisition had been treated as a recapitalization of PLC with PLC as the acquirer (reverse acquisition). However, on March 16, 2006 the Company effectively cancelled 16,000,000 common shares for reason of non payment and no consideration. Enough shares were cancelled, so that the remaining shareholders were not sufficient enough to take control of Trimax and therefore the original accounting treatment for the acquisition as reverse merger was no longer appropriate. Consequently, the Company has restated the comparative figures and accounted for the acquisition using the purchase method whereby Trimax acquired 100% of PLC.

As a result of the restatement of the September 30, 2005 consolidated financial statements, additional paid-in capital and accumulated deficit balances have been reclassified to include the historical financial statements of Trimax since August 25, 2000 (inception). The historical financial statements previously reported were those of PLC.

The effect on our accompanying consolidated balance sheet as of March 30, 2006 was an increase in additional paid-in capital of $9,230,593 and an increase in accumulated deficit of $9,202,808. The effect on the consolidated statements of operations for the period from inception (August 25, 2000) to March 30, 2006 was an increase in the net loss of $9,830,312. This change had no effect on the earnings subsequent to the acquisition. This change had no effect on the earnings per share for the three and six months ended March 31, 2005 and for the period August 25, 2000 (inception) to March 31, 2006.

TRIMAX CORPORATION
Formerly Kiwi Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company accounts and transactions are eliminated.

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

Recent Accounting Pronouncement

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company’s financial position, results of operations, or cash flows.

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

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Recent Accounting Pronouncement (Continued)

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Capital Stock

On January 11, 2006 the company issued 55,300 private placement restricted common shares to various shareholders at issue prices between $0.65 and $0.80 per share.

On January 11, 2006 the company issued 164,247 private placement restricted common shares to various shareholders at issue prices between $0.65 and $0.80 per share.

On February 6, 2006 the Company issued 75,000 shares in settlement of a civil court case in which the Company was a defendant. The common shares issued have been valued at their market value of $59,407, which is the amount that would have been received if the shares had been issued for cash. Management believes that the fair market value of the services received from the former director approximates this value.

On February 10, 2006 the Company issued 11,677 private placement restricted common shares for $.50 per share.

On February 14, 2006 the Company issued 8,800 private placement restricted common shares for $0.56 per share.

On February 22, 2006 the Company issued 5,200 private placement restricted common shares for $0.57 per share.

On March 13, 2006 the Company issued 17,500 private placement restricted common shares for $0.57 per share.

On March 14, 2006 the Company issued 20,000 private placement restricted common shares for $0.50 per share.

On March 15, 2006 the Company issued 50,000 private placement restricted common shares for $0.50 per share.

On March 16, 2006 the Company’s Board of Directors approved the cancellation of 16,000,000 common shares. These shares which were originally issued in July 2005 to the former shareholders of PLC in consideration for their shares in PLC, however due to non payment and no consideration of the subscribing shares they were cancelled.

Subsequent Events

On March 22, 2006 Trimax filed an action in The Superior Court Of Ontario against Electrolinks Corporation alleging damages of $1.25 million. Subsequently, Trimax received a settlement for $100,000 plus applicable taxes and legal fees. This settlement was accepted and the Company is awaiting payment. Although this balance is a legal receivable, the Company has taken a 100% valuation allowance against this balance as at March 31, 2006.

Item 2. Management’s Discussion and Analysis

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

Preliminary Note Regarding Forward-Looking Statements

This quarterly report and the documents incorporated herein by reference contain forward-looking statements within the meaning of the federal securities laws, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as throughout this quarterly report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements.

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

Any of the factors described in this quarterly report, including in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Plan of Operations

Trimax Corporation is a provider of Broadband Over Powerline Solutions. The company is a high-technology systems integrator and provider of state of the art devices that supplies power-line communications (PLC) solutions for the commercial, residential, and industrial markets. Trimax Corporation provides a full spectrum of services through its FCC certified high-speed modems and devices. The services provide triple-play high-speed data communications using existing electrical wiring infrastructure such as secure high-speed 128kb encrypted Internet access, Voice Over IP services (VoIP) and high speed Internet video signals (IPTV). The electrical wiring already in place can become a backbone for a local area network. A gateway distributes data to multiple modems, which users plug into ordinary outlets to access data at speeds between 6mbps and 60mbps.

The company and its (BPL) Broadband over Powerline devices are presently FCC certified as well as having obtained certification in various parts of the world. No further research and Development is needed in order for the company to be able to sell and market its products. The company has secured various individual contracts within North America and various other parts of the world and anticipates on deploying its devices and bundled services sometime within the calendar year. The company will continue to search and secure additional contracts within 2006 for its devices and bundled services as it anticipates and foresees a trend towards the adoption of the technology.

For the three months ended March 31, 2006, the Company incurred a loss in the amount of $212,992. Most of the expenses incurred for this period were for basic monthly company expenses. Operation costs over the next year will depend on a number of factors, including the cost of manufacturing its products and devices to allow it to be more competitively priced with other present technologies as well as, the cost of conducting marketing research and preparing a marketing campaign.

Recent Developments and Discussions

On May 17, 2006, Trimax entered into an agreement with a broadband over powerline provider for the purchase of its hotel client service book. The purchase agreement calls for the acquisition of the service book for 50 Hotels, which represents recurring revenue stream from 4,600 rooms in total. The Company is projecting that a revenue stream of $400,000 will be realized within the next twelve months, commencing on June 28, 2006. As well, the acquisition allows for the potential to upgrade the services by adding applications and ISP provisioning to these Hotel sites.

Management has thus far funded its operations through various small investor private placements, but is still pursuing various sources of financing. The company has recently entered into discussions with a high net worth individual who has tentatively committed to invest between $750,000 and $1,500,000 USD. The company has also commenced searching for an investment banker with the intent of raising a secondary and much larger round of financing in order for it to fully complete its business plan objectives. The Company has entered and developed relationship’s with other hardware providers that can deliver product at a much reduced cost from its previous supplier, which will allow the company to sell broadband power line communication access products, as discussed in note 1, which management believes will produce the necessary income to attain profitability in the future

Liquidity and Capital Resources

The company has raised private placement funds through various investors. The company continues to raise funds through various small individual investors to keep its business operational until it can be financed or self sufficient. The company foresees a trend towards the adoption of (BPL) Broadband over Powerline devices and the technology in general which will assist the company in the prospects of being able to attract and procure revenue generating clients and contracts. During the previous quarter the company addressed the issue of the cost disadvantages of its BPL products that were being derived from its previous supplier sources. Although the company has entered into discussions for additional much larger rounds of financings, which are necessary to allow it to fulfill its capital requirements until revenues are received and the company is self sufficient, there can be no assurance that the company will be able to close on any additional funds on terms acceptable to the Company and the potential investor at all.

The Company does not require any further R & D at this time in order to be able to market and sell its products. Although the Company has raised funds through various smaller investors and continues to do so, it requires further larger financings and/or a joint venture with strategic partners to allow for the fulfillment of any orders that have been procured. To date the company has raised funds to keep its business operational. This has allowed it to market its products and procure contracts. The availability of future financings will depend on market conditions.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 27, 2005 a complaint was filed in the Circuit Court of the Seventeenth Judicial Circuit In And For Broward County, State Of Florida Civil Division. The complaint alleges that Trimax Corporation failed to tender 400,000 shares of its common stock in consideration for services provided by the Plaintiff, of which 300,000 were to be delivered no later than December 15, 2004. The Plaintiff was asking for $457,500 in damages. On February 3, 2006 both Trimax Corporation (the defendant) and the Plaintiff entered into a settlement for the claim filed on June 27, 2005 in the Circuit Court Of The Seventeenth Judicial Circuit In And For Broward County, State Of Florida Civil Division. On February 6, 2006 the Company issued 75,000 shares in settlement of this matter. The common shares issued have been valued at their market value of $59,407, which is the amount that would have been received if the shares had been issued for cash. Management believes that the fair market value of the services received from the former director approximates this value.

On March 22, 2006 Trimax filed an action in The Superior Court Of Ontario against Electrolinks Corporation alleging damages of $1.25 million. Subsequently, Trimax received a settlement for $100,000 plus applicable taxes and legal fees. This settlement has accepted and the Company is awaiting payment. Although this balance is a legal receivable, the company has taken an allowance against this balance as at March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2006 the company issued 55,300 private placement restricted common shares to various shareholders at issue prices between $0.65 and $0.80 per share.

On January 11, 2006 the Company issued 164,247 private placement restricted common shares to various shareholders at issue prices between $0.65 and $0.80 per share.

On February 6, 2006 the Company issued 75,000 shares in settlement of a civil court case in which the Company was a defendant. The common shares issued have been valued at their market value of $59,407, which is the amount that would have been received if the shares had been issued for cash. Management believes that the fair market value of the services received from the former director approximates this value.

On February 10, 2006 the Company issued 11,677 private placement restricted common shares for $.50 per share.

On February 14, 2006 the Company issued 8,800 private placement restricted common shares for $0.56 per share.

On February 22, 2006 the Company issued 5,200 private placement restricted common shares for $0.57 per share.

On March 13, 2006 the Company issued 17,500 private placement restricted common shares for $0.57 per share.

On March 14, 2006 the Company issued 20,000 private placement restricted common shares for $0.50 per share.

On March 15, 2006 the Company issued 50,000 private placement restricted common shares for $0.50 per share.

On March 16, 2006 the Company’s Board of Directors approved the cancellation of 16,000,000 common shares. These shares which were originally issued in July 2005 to the former shareholders of PLC in consideration for their shares in PLC, however due to reasons of non payment and no consideration of the subscribing shares they were cancelled.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

Date: May 22, 2006

By:	/s/ Robert Vivacqua
Name: Robert Vivacqua
Title: Chief Financial Officer

Date: May 22, 2006