Form 10QSB
period 2006-06-30
TRIMAX CORP
filed 2006-08-16
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,883,729 shares of common stock, as of July 19, 2006.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the quarterly shareholders’ report for the quarter ended June 30, 2006, are incorporated herein by reference.

The consolidated financial statements incorporated by reference from the quarterly shareholders’ report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three-month periods ended June 30, 2006 and for the period August 25, 2000 (inception) to June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2005.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
		(Restated)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$14,297	$19,855
Stock subscriptions receivable	-	21,900
Prepaid expenses and deposits	90,818	6,366
Prepaid license fees	-	67,599

Total Current Assets	105,115	115,720

INTANGIBLE ASSETS, net of depreciation	1,531,371
DEFERRED FINANCING FEES, net of depreciation	12,862
EQUIPMENT, net of depreciation	34,289	6,607

	$1,683,637	$122,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank indebtedness	$20,054	$-
Accounts payable	50,495	215,832
Long term debt - current portion	27,998	-
Advances from shareholders	438,323	55,046

Total Current Liabilities	536,870	270,878

LONG TERM LIABILITIES
Long term debt	120,028	-

Total Liabilities	656,898	270,878
STOCKHOLDERS’ DEFICIT
Common stock	31,766	41,234
Additional paid-in capital	11,182,632	9,235,124
Accumulated other comprehensive loss	(6,386)	(5,359)
Stock issuable	-	217,314
Deficit accumulated during the development stage	(10,181,273)	(9,636,864)

	1,026,739	(148,551)

	$1,683,637	$122,327

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)

EXPENSES
License fees	$-	-
Financial	2,776	-
Depreciation	2,307	958
Amortization of intangible assets	25,955	-
General and Administrative	181,479	19,325

	212,517	(20,283)

NET LOSS	$(212,517)	$(20,283)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,983,869	9,999,975

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended June 30,		Period August 25, 2000
	2006	2005	( Date of Inception) to June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
License fees	$70,965	-	$85,395
Financial	3,331	-	90,344
Depreciation	5,334	2,874	59,032
Amortization of intangible assets	25,955	-	-
General and administrative	438,284	112,904	9,946,502

	544,409	115,778	10,181,273

NET LOSS	$(544,409)	$(115,778)	$(10,181,273)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.00)	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,073,251	6,039,004

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Period August 25, 2000
	2006	2005	(Date of Inception) to June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212,517)	$(20,283)	$(10,181,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,262	958	59,032
Salaries paid by share issuance	-	-	986,500
Accounts payable forgiven	(20,321)	-	(30,492)
Write-off of salaries payable	-	-	(111,355)
Consulting paid by share issuance	-	-	3,869,654
Director’s paid by share issuance	-	-	950,000
Write-off of director’s compensation	-	-	(200,000)
Consulting, services, technology, and travel paid by share issuance	-		1,664,456
Other operating assets and liabilities	-	-	1,066,421
Changes in operating assets and liabilities	(287,826)	19,325	8,254,216
Net Cash Used in Operating Activities	(492,402)	-	(1,927,057)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,384)	-	(79,487)
Net Cash Used in Investing Activities	(11,384)	-	(79,487)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	173,482	-	291,482
Loans payable	-	-	626,123
Common stock to be issued	-	-	268,515
Cancellation of common stock	-	-	(16,000)
Issuance of common stock for debt	113,799	-	362,131
Proceeds from issuance of stock	225,630	-	505,221
Net Cash Provided by Financing Activities	512,911	-	2,037,472
EFFECT OF FOREIGN CURRENCY TRANSLATION	(9,866)	-	(16,631)
NET (DECREASE) INCREASE IN CASH	(742)	-	14,297
CASH BEGINNING OF PERIOD	15,039	-	-
CASH END OF PERIOD	$14,297	$-	$14,297

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Three Months Ended June 30,			Period August 25, 2000
	2006	2005		(Date of Inception) to June30, 2006
	(Unaudited)			(Unaudited)
Supplemental Disclosure of Cash Flows Information:
Interest paid	$3,331	$		$$37,870
Shares issued (cancelled) to settle debt and accounts payable	$113,799		$(617,985)	(504,186)
Issuance of common stock to acquire Multi-Source	$1,147,500		$-	$1,147,500

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
Formerly KIWI Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Summary of Significant Accounting Policies

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

On July 29, 2005, the Company entered into an Exclusive Supply agreement with a technology partner (the "Partner"), a privately-held corporation based in Toronto, Ontario. This agreement provided the Company with the exclusive right to sell Switzerland based Ascom broadband over power line communication access products ("Products") in Canada and non-exclusive rights world wide, which the “Partner” represented that it had secured itself from Ascom. In accordance with the agreement, the Partner agreed not to sell or supply Products to any other person or legal entity in Canada with the exception of any hydro organizations. In consideration for these rights the Company agreed to pay the Partner an annual license fee of $100,000 in Canadian dollars for five years commencing on August 1, 2005.

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

On March 22, 2006 Trimax filed an action in The Superior Court Of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Subsequently, Trimax received a settlement offer, which it has accepted and is awaiting payment of $100,000 plus applicable taxes and legal fees.

On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act and Trimax, Trimax acquired all of the outstanding common stock of MSI.

Restatement of Financial Statements

The Company has restated its comparative consolidated financial statements for the year ended September 30, 2005 due to an accounting change based on new events and transactions, which occurred during the previous quarter ended March 31, 2006.

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

The effect on the accompanying consolidated balance sheet as of March 30, 2006 was an increase in additional paid-in capital of $9,230,593 and an increase in accumulated deficit of $9,202,808. The effect on the consolidated statements of operations for the period from inception (August 25, 2000) to March 30, 2006 was an increase in the net loss of $9,830,312. This change had no effect on the earnings subsequent to the acquisition. This change had no effect on the earnings per share for the three and six months ended March 31, 2005 and for the period August 25, 2000 (inception) to March 31, 2006.

TRIMAX CORPORATION
Formerly Kiwi Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, PLC and MSI, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company accounts and transactions are eliminated.

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

Deferred Financing Costs

The costs of financing are capitalized and amortized by the straight-line method over the term of the related debt. If any or all of the related debt is repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the repayment in the consolidated statement of operations.

Intangible Assets

Intangible assets of acquired businesses, is stated at cost. The intangibles have limited lives which the Company has determined to be five years. Other intangible assets include deferred financing fees. The Company evaluates intangible assets at least annually to determine whether events and circumstances continue to support a definite useful life.

Long-Term Debt

	June 30,	June 30,
	2006	2005
Long-term debt consists of the following:
Bank loan, bearing interest at Business Development Bank of Canada floating rate plus a variance of 2% repayable in monthly payment of $835 plus interest with the final payment due on July 23, 2009. The loan is personally guaranteed by a shareholder of the Company.	$29,080	$-
Bank loan bearing interest at Bank of Montreal prime rate plus 3%, repayable in monthly principle payments of $1,778 plus interest, with the final payment due on July 31, 2012	118,946	-
	148,026	-
Less current portion	27,998	-
Long-term debt	$120,028	$-

Approximate principal repayments required by the long term debt are as follows:

Year
2006	$6,999
2007	27,998
2008	27,998
2009	27,998
2010	19,769
2011 and thereafter	37,264
$148,026

TRIMAX CORPORATION
Formerly Kiwi Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Acquisition

Multi-Source Inc.

On June 1, 2006 Trimax entered into a Reorganization Agreement with the shareholders of MSI, a company incorporated in the Province of Ontario, Canada. Under the terms of the Reorganization Agreement, the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for up to 5,000,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. In addition the company allocated $1,557,327 to the acquired intangible assets. The intangible assets have been amortized over a five year period on a straight-line basis. At closing on June 1, 2006, 3,000,000 shares of common stock of Trimax were issued. Of the 3,000,000 shares issued on closing, 750,000 were issued to a third party subscriber for transaction costs. Up to an additional 2,000,000 shares may be issued to the principal shareholder of MSI, subsequent to the acquisition, upon the achievement of certain milestones by the MSI business within 18 months.

The purchase price was allocated as follows:

At June 1, 2006
Consideration exchanged:
3,000,000 shares of common stock valued at the average price two days before and after the measurement date	$1,530,000
Transaction costs - 750,000 shares of common stock valued at the average price two days before and after the measurement date	(382,500)

Purchase price	$1,147,500
Liabilities assumed	(442,540)
Estimated fair value of tangible assets acquired	32,713
Estimated fair value of identifiable intangible assets acquired— completed technology	1,557,327

Goodwill	$-

 Intangible assets, net, consisted of the following:

	Estimated Useful Life and Amortization Basis	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset

Completed technology	5 years using straight-line basis	$1,557,327	$25,956	$1,531,371

TRIMAX CORPORATION
Formerly Kiwi Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Deposits toward Acquisition

3One Networks Inc.

On May 17, 2006, Trimax entered into a purchase and sale agreement with 3One Networks Inc. (“3One”), a broadband over powerline provider for the purchase of the High Speed Internet Access (“HSIA”) service business, including all existing service contracts and related assets for providing HSIA services to certain hotels, motels and resorts. The purchase price was $220,230. Trimax has paid initial deposits and payments totalling $72,204, with the balance payable in equally monthly instalments ending October 18, 2006. As certain payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the company until fully paid, the deposits and payments paid as at June 30, 2006 have been reflected in the balance sheet under prepaid expenses and deposits. No additional deposits and payments have been paid subsequent to year end. The agreement also provides for 3One to deliver certain BPL equipment based on normal distribution pricing. The agreement called for the acquisition of the service book for 50 Hotels, which represents recurring revenue stream from 4,600 rooms in total. The acquisition allows for the potential to upgrade the services by adding applications and ISP provisioning to these hotel sites.

Recent Accounting Pronouncements

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

TRIMAX CORPORATION
Formerly Kiwi Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Convertible Debenture

On May 15, 2006 Trimax secured financing from a private accredited group of investors. The commitment of $1,500,000 is available to be drawn down in $300,000 tranches at Trimax's option. The loans mature on May 14, 2009 at bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached, with each warrant is exercisable for one common share at $1.25 until May 14, 2009. As at the date of these financial statements the Company has not drawn down on the available loan.

Capital Stock

On April 11, 2006 the Company issued 11,627 private placement restricted common shares for $0.43 per share.

On April 6, 2006 the Company issued 23,809 private placement restricted common shares for $0.42 per share.

On May 8, 2006 the Company issued 83,383 private placement restricted common shares for $0.60 per share.

On May 15, 2006 the Company issued 315,000 private placement restricted common shares for $0.48 per share.

On June 1, 2006 pursuant to Reorganization agreement, the Company issued 2,250,000 restricted common shares for $0.01 par value in exchange for 100% the common stock of Multi-Source Inc.

On June 1, 2006 pursuant to Reorganization agreement, the Company issued 750,000 common shares for $0.01 par value in consideration to a company for brokering the Multi-Source Inc. acquisition. These transaction costs have been charged as a reduction of additional paid-in capital.

On June 1, 2006 the Company issued 2,275,985 private placement restricted common shares in settlement of certain debts for $0.05 per share.

On June 29, 2006 the Company issued 56,642 private placement restricted common shares for $0.16 per share.

Subsequent Events

On July 6, 2006 the Company issued 117,448 private placement common shares for $0.19 per share.

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

Plan of Operations

Trimax and its wholly owned subsidiaries Multi-Source Inc. and PLC Networks Inc. are providers of leading Broadband over PowerLine (BPL) communication technologies. Trimax/MSI/PLC specializes in the development, distribution, implementation, and servicing technologies that use the power grid to deliver 128-bit encrypted high-speed symmetrical broadband for data, voice and video transmission. BPL is a disruptive communications technology that turns the existing ubiquitous power line infrastructure and common electrical wiring in commercial and residential buildings into a high-bandwidth network. Broadband is delivered simultaneously on a single platform, to every electrical outlet throughout the home or business. To connect, users simply plug a modem into any electrical outlet, and plug their computer, phone or IP device into the modem.  Since the building's electrical wiring becomes the backbone for a secure local area network, there is no need to install any new wiring in the walls. The company's technologies use the existing electrical wiring as a "smart" network to deliver broadband access to computers, video on demand (VOD), VOIP phones, surveillance cameras, elevator applications, IPTVs, smart meters (AMR) etc. as well as connect printers, faxes, entertainment systems, etc. on the hotel, office or home network. Installation is usually implemented in a matter of hours or days instead of weeks or months and avoids the expense and disruption to the business of burying cables or opening walls and ceilings to run new cables, which is necessary for other broadband access technologies. This technology has been successfully deployed in over 25 countries around the globe, in hotels, homes, apartments, office towers, schools, hospitals, museums and government buildings.

The company and its Broadband over Powerline devices are presently FCC certified. No further research and development is needed in order for the company to be able to sell and market its products. The company has secured individual contracts worldwide including North and South America and anticipates on deploying its devices and bundled services sometime within the calendar year. The company continues to secure additional contracts in 2006 for its devices and bundled services. The Company anticipates and foresees a trend towards the adoption of BPL technology.

For the three months ended June 30, 2006, the Company incurred a loss in the amount of $212,517. Most of the expenses incurred for this period were for basic monthly company expenses. Operation costs over the next year will depend on a number of factors, including the manufacturing of its products and devices as well as the cost of marketing research and executing its marketing campaign.

Liquidity and Capital Resources

The company has raised private placement funds through various investors. The company continues to raise funds through various investors to keep its business operational until it can be financed or self sufficient. The company foresees a trend towards the adoption of Broadband over Powerline (“BPL”) devices and the technology in general which will assist the company in the prospects of being able to attract and procure more revenue generating clients and contracts. During previous quarters the company addressed the issue of the cost disadvantages of its BPL products that were being derived from its previous supplier sources. Although the company has entered into discussions for additional rounds of financings, which are necessary to allow it to fulfill its capital requirements until revenues are received and the company is self sufficient, there can be no assurance that the company will be able to close on any additional funds on terms acceptable to the Company and the potential investor.

The Company does not require any further research and development at this time in order to be able to market and sell its products. The Company has raised funds through private investors and requires further financings and/or a joint venture with strategic partners to allow for the financing of equipment, which is required to fulfill contacts, which have being procured. To date the company has raised funds to keep its business operational. This has allowed it to market its products and procure contracts. The availability of future financings will depend on market conditions.

Management has funded its operations through private placements and is pursuing other sources of financing.

The Company has recently entered into discussions with a high net worth individual who has tentatively committed to invest between $750,000 and $1,500,000 USD. The company has also commenced searching for an investment banker with the intent of raising a secondary and larger round of financing in order for it to fully execute its strategic plan. The Company has entered into relationships with offshore hardware providers that can deliver product at reduced costs. This advantage will allow the company to be more competitive and contribute to increased gross margins.

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

Item 3. Controls and Procedures
We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 22, 2006 Trimax filed an action in The Superior Court Of Ontario against Electrolinks Corporation alleging damages of $1.25 million. Subsequently, Trimax received a settlement for $100,000 plus applicable taxes and legal fees. This settlement has accepted and the Company is awaiting payment. Although this balance is a legal receivable, the company has taken an allowance against this balance as at June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 11, 2006 the Company issued 11,627 private placement restricted common shares for $0.43 per share.

On April 6, 2006 the Company issued 23,809 private placement restricted common shares for $0.42 per share.

On May 8, 2006 the Company issued 83,383 private placement restricted common shares for $0.60 per share.

On May 15, 2006 the Company issued 315,000 private placement restricted common shares for $0.48 per share.

On June 1, 2006 pursuant to Reorganization agreement, the Company issued 2,250,000 restricted common shares for $0.01 par value in exchange for 100% the common stock of Multi-Source Inc.

On June 1, 2006 pursuant to Reorganization agreement, the Company issued 750,000 common shares for $0.01 par value.

On June 1, 2006 the Company issued 2,275,985 private placement restricted common shares in settlement of accounts payable for $0.05 per share.

On June 29, 2006 the Company issued 56,642 private placement restricted common shares for $0.16 per share.

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

Date: August 14, 2006

By:	/s/ Robert Vivacqua
Name: Robert Vivacqua
Title: Chief Financial Officer

Date: August 14, 2006