Form 10KSB
period 2006-09-30
TRIMAX CORP
filed 2007-01-18
CIK 1094651

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

As of January 15, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $5,815,382 based on the closing trade reported on the NASD Over-the-Counter
Bulletin Board National Quotation System.

On January 15, 2007 the registrant had 37,040,651 of Common Stock, par value $0.001, and no shares of preferred stock, par value $0.001 issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Trimax Corporation

Index to
Annual Report on Form 10-KSB
For the Year Ended September 30, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

On February 11, 2005, the Company approved its Amended and Restated Articles of Incorporation, changed the name of the Company to Trimax Corporation (“Trimax”or the “Company”), and increased the number of its authorized stock by 95,000,000 shares of common stock and 19,000,000 shares of preferred stock, both with a par value of $0.01 per share.

On August 17, 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act and Trimax, Trimax Corporation acquired all of the outstanding common stock of PLC.

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

Subsequent to the signing and the advancement of funds for the “Exclusive Supply Agreement” the company was made aware that the product supplier had no right to grant a sub-license from Ascom. Furthermore, the supplier was previously in default and was never in any position to grant any sub-license on its own license. Due to these events, Trimax has since developed relationships with other vendors for BPL products, whom the Company considers to be more cost effective while possessing similar performance characteristics. As well, no annual license fees are required to be paid by Trimax.
On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation for fraud and fraudulent misrepresentation alleging damages of $1,250,000. Subsequently, Trimax received a court ordered judgment, and is awaiting payment of $107,000 plus applicable legal fees and interest.

On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act and Trimax, Trimax Corporation acquired all of the outstanding common stock of MSI.

Overview

Trimax is a leading broadband over powerline (“BPL”) integrator and service provider. Using existing powerline infrastructures, it delivers innovative data, voice and video communications to commercial, residential and other markets at very low cost, while providing exceptional performance. The company’s entrepreneurial spirit and ability to adapt to changing market conditions remain key strengths in a rapidly evolving industry. BPL technology has exponentially evolved over the last twelve months from 85 mbps to where new generation chip sets now deliver triple-play applications at 225 mbps transfer rates. New intellectual properties (“IP”) applications such as video streaming, online gaming and IPTV need sufficient bandwidth to operate. BPL’s fiber-like speeds are now considerably faster than cable or DSL without the corresponding capex costs.

A hydro utilities main asset, its electrical distribution infrastructure, is in most cases used only to deliver power. New Millennium Research recently reported that approximately 20 percent of U.S. utilities are considering investments in BPL technology. Utilities are implementing Automatic Meter Reading (“AMR”) and other real-time performance monitoring services to create a ‘smart electrical grid’.

Through its public trading instrument, acquisitions, joint ventures and organic development, Trimax has positioned itself with a potential for rapid growth and long term value. Trimax has acquired key companies (PLC Network Solutions and Multi-Source Inc.) and is increasing its resources to accomplish its short term and long term goals. The Company’s anticipated contracts for large scale communications infrastructure deployments will have long-term service agreement commitments from utilities and governments, creating recurring revenue streams for future shareholder value.

Risk Factors

The risks and uncertainties described below are those that the Company currently deems to be material and that it believes are specific to the Company and the industry in which it competes. In addition to these risks, the Company’s business may be subject to risks currently unknown to the Company.

The Company has a history of operating losses and an accumulated deficit and expects to continue to incur losses for the foreseeable future.

Since inception through September 30, 2006, the Company has incurred cumulative losses of $10,683,471 and has never generated enough funds through operations to support its business. The Company expects to continue to incur operating losses through 2007. The Company’s losses to date have resulted principally from:

-	research and development costs relating to the development of its previous technologies which was categorized as a Personal Digital Assistance device
-	costs and expenses associated with distribution and marketing of the Company’s products;
-	Costs associated with the marketing and acceptance of its products within developed and emerging markets
-	Costs associated with deploying test pilots for potential customers and clients within various markets around the world;
-	general and administrative costs relating to the Company’s operations;

The Company is currently unprofitable and the possibility exists that it may never become profitable. Since inception, the Company has funded its research and development activities primarily from private placements of equity and debt securities, a bank loan and short term shareholder advances from certain executive officers. As a result of its substantial research and development expenditures and limited product revenues, the Company has incurred substantial net losses. The Company’s ability to achieve profitability will depend primarily on its ability to successfully commercialize its BPL solutions.

Potential fluctuations in operating results could have a negative effect on the price of the Company’s common stock.

The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company’s control, including:

-	The level of use of the Internet;
-	the acceptance of BPL to be a viable alternative to existing technologies;
-	the demand for high-tech goods; and
-	the amount and timing of capital expenditures and other costs relating to the expansion of the Company’s operations.

Ninety-six percent of the world’s population is connected by a common ubiquitous network - the electric powerline infrastructure. BPL has proven to be a very competitive alternative to communications technology for the Telecommunications and Cable communications sectors that use Digital Subscriber Line (“DSL”) and cable modem technologies for last mile delivery of high-speed internet. Trimax is positioning itself to gain first-to-market traction in this relatively untapped new market place in both the developed and developing world.

Trimax’s core business is providing best-of-breed hybrid communications solutions to end users. Through its independent and cohesive wholly owned profit oriented divisions, PLC Network Solutions Inc. and Multi-Source Inc., Trimax is positioned to grow organically and by way of partnerships and acquisitions. It has established a corporate infrastructure that is flexible and capable of handling rapid growth with both national and international programs. This corporate structure can effectively deal with the new recurring revenue streams as opportunities present.

Trimax is well positioned to profitably leverage and capture market share in the expanding Broadband over Powerline (“BPL”) application and equipment markets. Initial target markets include hydro utility grid monitoring, last-mile broadband access and home networking provisioning. Trimax is ahead of plan and competitively placed with a strong best-of-breed BPL product offering and sales and marketing platform.

The Company’s strategy is to create recognition, nationally and internationally, of the Trimax brand. Specifically, to identify Trimax as a leading edge BPL integrator and provider of broadband over powerline services for residential, commercial, industrial, hospital, government, and utility applications.

The Company anticipates securing agreements for the distribution of its products through value added resellers and electrical and networking contractors in certain targeted areas of the world. As well, in these targeted areas, the company has retained the services of local consultants for the purpose of project management, marketing and the procurement of further contracts.

Restatement of Financial Statements

The Company has restated its comparative consolidated financial statements for the year ended September 30, 2005 due to an accounting change based on new events and transactions, which occurred during the quarter, ended March 31, 2006.

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

The effect on the accompanying consolidated balance sheet as of September 30, 2005 was an increase in additional paid-in capital of $9,230,593 and an increase in accumulated deficit of $9,202,808. The effect on the consolidated statements of operations for the period from inception (August 25, 2000) to September 30, 2005 was an increase in the net loss of $9,830,312. This change had no effect on the earnings subsequent to the acquisition. This change had no effect on the earnings per share for the year ended September 30, 2005.

Acquisitions

Multi-Source Inc.

On June 1, 2006 Trimax entered into a Reorganization Agreement with the shareholders of Multi Source Inc. (“MSI”), a company incorporated in the Province of Ontario, Canada. Under the terms of the Reorganization Agreement, the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for up to 5,000,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. In addition the company allocated $1,557,327 to the acquired intangible assets. The intangible assets have been amortized over a five year period on a straight-line basis. Of the exchange for up to 5,000,000 shares, 3,000,000 shares of common stock of Trimax were issued at closing on June 1, 2006. 750,000 shares of this 3,000,000 were issued to a third party subscriber for transaction costs. Up to 2,000,000 additional shares may be issued to the principal shareholder of MSI, subsequent to the acquisition, upon the achievement of certain milestones by the MSI business within 18 months of the closing date.

The purchase price was allocated as follows:

At June 1, 2006
Consideration exchanged:
3,000,000 shares of common stock valued at the average price two days before and after the measurement date	$1,530,000
Transaction costs - 750,000 shares of common stock valued at the average price two days before and after the measurement date	(382,500)

Purchase price	$1,147,500
Liabilities assumed	(442,540)
Estimated fair value of tangible assets acquired	32,713
Estimated fair value of identifiable intangible assets acquired— completed technology	1,557,327

Goodwill	$-

 Intangible assets, net, consisted of the following:

	Estimated Useful Life and Amortization Basis	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset

Completed technology	5 years using straight-line basis	$1,557,327	$103,822	$1,453,505

3One Networks Inc.

On May 17, 2006, Trimax entered into a purchase and sale agreement with 3One Networks Inc. (“3One”). 3One is a technology and service company that has commercialized BPL technologies that transmit digital signals through the electrical power line infrastructure.

3One markets products for (Industrial) Power Grid Management and (Commercial) In-building Broadband Access. 3One’s energy saving BPL Power Grid Management Solutions combine advanced hardware and software to enable the remote and real- time monitoring and control of electrical power grids. 3One’s BPL In-Building Access products provide low cost methods to deliver broadband Internet to end-users within commercial and multi-tenant buildings.

Trimax is purchasing the High Speed Internet Access (“HSIA”) service business, including a portfolio of 50 Hotels consisting of approximately 4,600 rooms and all existing service contracts and related assets for providing HSIA services to these hotels, motels and resorts. The purchase price was $220,230 CDN. Trimax has paid initial deposits and payments totaling $94,600 USD. The company has halted further payments while in negotiations with 3One for possible mutually beneficial changes in its relationship on a going forward basis. Therefore, remaining, payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the company until fully paid, the deposits and payments paid as of September 30, 2006 have been reflected in the balance sheet under prepaid expenses and deposits. No additional deposits and payments have been paid subsequent to year end. The agreement also provides for 3One to deliver certain BPL equipment based on normal distribution pricing. The agreement called for the acquisition of the service book for 50 Hotels, which represents recurring revenue stream from 4,600 rooms in total. The acquisition allows for the potential to upgrade the services, technology, IP applications and broadband provisioning to these hotel sites.

Intellectual Property

The nature of patent and trademark registration is very complex and requires legal expertise. To date, no applications have been prepared to patent any of the Company’s assets or concepts.

Government Regulation

The FCC has ruled that BPL-enabled internet access services have been classified as an information service in the US instead of its previous telecommunications service label. The CRTC in Canada has taken a similar stance with telecommunication regulation with the intent to reduce barriers to competition. This promotes Trimax's BPL technology and applications on an equal regulatory footing as enjoyed by the cable and DSL companies.

Employees

The Company currently has ten consultants and contractors on staff. The Company also looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants. Management plans to use consultants, attorneys and accountants as necessary. A portion of any employee compensation package likely would include the right to acquire stock in the Company, which would dilute the ownership interest of holders of existing shares of the Company's common stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has for the past year been leasing a 2,000 square foot office facility with principal address located at 2 Lombard Street, Suite 204, Toronto, Ontario, M5C-1M1. Currently the lease is month-to-month and there is no commitment.

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

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation for fraud and fraudulent misrepresentation alleging damages of $1,250,000. Subsequently, Trimax received a court ordered judgment, and is awaiting payment of $107,000 plus applicable legal fees and interest.

On May 22, 2006 Trimax was notified of an action out of the district court of Clark County Nevada whereby 16 plaintiffs registered an action exceeding $50,000. The Company has been in negotiations and both parties have agreed to settle the matter for $120,000 USD in total to be paid out over an eight month period. The first payment is expected to be remitted commencing February 1, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares, par value $0.001 (the “Shares”) were approved for trading on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol KTLR on August 24, 2001. In connection with the change of the Company's name to Koala International Wireless Inc., the Company's trading symbol was changed to KIWI on December 10, 2001. The Company changed its name in January 2004 to Trimax Corporation. The Company completed a 1 for 100 reverse split on November 5, 2004 at which time the Company’s trading symbol was changed to TXMO.

The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the period indicated. These prices are all on the basis of the pre reverse stock split. Such prices are interdealer prices without retail markups, markdowns or commissions and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

December 31, 2002	$.11	$.11
March 31, 2003	$.38	$.32
June 30, 2003	$.135	$.135
September 30, 2003	$.16	$.13
December 31, 2003	$.12	$.11
March 31, 2004	$.08	$.07
June 30, 2004	$.06	$.05
September 30, 2004	$.01	$.01
December 31, 2004	$.15	$.15
March 31, 2005	$1.09	$.95
June 30, 2005	$.30	$.30
September 30, 2005	$1.07	$1.01
December 31, 2005	$1.47	$0.71
March 31, 2006	$0.93	$0.35
June 30, 2006	$0.66	$0.36
September 30, 2006	$0.57	$0.18

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

RECENT SALES OF UNREGISTERED SECURITIES

In September 2004, the Board of Directors approved a 1-for-100 reverse stock split of our outstanding shares of capital stock. The reverse stock split became effective on 5 November 2004. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

On 20 July 2005 the Company issued 21,900,000 of common shares at par value to the Company's founders.

On 17 August 2005 Trimax acquired the net liabilities of PLC. This was accounted for as a recapitalization of PLC into Trimax and resulted in the issuance of 19,183,718 shares, further described in note 1.

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

On 11 January 2006 the Company issued 55,300 private placement restricted common shares to various shareholders at issue prices between $0.65 and $0.80 per share.

On 11 January 2006 the Company issued 164,247 private placement restricted common shares to various shareholders at issue prices between $0.65 and $0.80 per share.

On 6 February 2006 the Company issued 75,000 shares in settlement of a civil court case in which the Company was a defendant. The common shares issued have been valued at their market value of $59,407, which is the amount that would have been received if the shares had been issued for cash. Management believes that the fair market value of the services received from the former director approximates this value.

From 10 February 2006 to 15 March 2006, the Company issued a total of 113,177 various private placement restricted common shares for $0.50 to $0.57 per share.

On 16 March 2006 the Company’s Board of Directors approved the cancellation of 16,000,000 common shares. These shares which were originally issued in July 2005 to the former shareholders of PLC in consideration for their shares in PLC, however due to non payment and no consideration of the subscribing shares they were cancelled.

From 11 April 2006 to 15 May 2006, the Company issued a total of 433,819 various private placement restricted common shares between $0.42 to $0.60 per share.

On 1 June 2006 pursuant to Reorganization agreement, the Company issued 2,250,000 restricted common shares for $0.01 par value in exchange for 100% the common stock of Multi-Source Inc.

On 1 June 2006 pursuant to Reorganization agreement, the Company issued 750,000 common shares for $0.01 par value in consideration to a company for brokering the Multi-Source Inc. acquisition. These transaction costs have been charged as a reduction of additional paid-in capital.

On 1 June 2006 the Company issued 2,275,985 private placement restricted common shares in settlement of certain debts for $0.05 per share.

From 29 June 2006 to September 2006, the Company issued a total of 581,012 various private placement restricted common shares between $0.16 to $0.40 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed above. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the "Risk Factors" section of this Form 10-KSB.

PLAN OF OPERATIONS

Trimax and its wholly owned subsidiaries Multi-Source Inc. and PLC Network Solutions Inc. are providers of BPL communication technologies. Trimax specializes in the development, distribution, implementation, and servicing technologies that use the power grid to deliver 128-bit encrypted high-speed symmetrical broadband for data, voice and video transmission. BPL is a communications technology that turns the existing ubiquitous power line infrastructure and common electrical wiring in commercial and residential buildings into a high-bandwidth network. Broadband is delivered simultaneously on a single platform, to every electrical outlet throughout the home or business. To connect, users simply plug a modem into any electrical outlet, and plug their computer, phone or IP device into the modem at a speed substantially faster than conventional DSL or cable.  Since the building's electrical wiring becomes the backbone for a secure local area network, there is no need to install any new wiring in the walls. The company's technologies use the existing electrical wiring as a "smart" network to deliver broadband access to computers, video on demand (“VOD”), VOIP phones, surveillance cameras, elevator applications, IPTVs, AMR, etc. as well as connect printers, faxes, entertainment systems, etc. on the hotel, office or home network. Installation is usually implemented in a matter of hours or days instead of weeks or months and avoids the expense and disruption to the business of burying cables or opening walls and ceilings to run new cables, which is necessary for other broadband access technologies. This technology has been successfully deployed around the globe, in hotels, homes, apartments, office towers, schools, hospitals, museums and government buildings.

The Company and its BPL devices are presently Federal Communications Commission (“FCC”) certified. No further research and development is needed in order for the Company to be able to sell and market its products. In 2006, the Company has completed pilot projects, deployed test equipment begun negotiations of contracts worldwide including North and South America, Africa, India, Pakistan, and Saudi Arabia, and anticipates an increase in interest for deployment of its devices and bundled services in the 2007 calendar year. The Company anticipates securing some noteworthy contracts in 2007 for its devices and bundled services in emerging markets through its subsidiaries MSI and PLC. The Company anticipates and foresees a significant trend towards the adoption of BPL technology worldwide.

For the fiscal year ended September 30, 2006, the Company incurred a loss in the amount of $926,607. Most of the expenses incurred during this period were for basic monthly Company expenses including marketing and technological expenses. These expenditures were principally due to research and development costs related to the development of marketing strategies, costs associated with deploying test pilots for potential customers and clients within various markets around the around. Also included are salary and travel costs related to increased sales and marketing functions. Operation costs over the next year will depend on a number of factors, including the costs attributed to the various products acquired from third party suppliers, as well as the cost of marketing research and executing its marketing campaign. Fifty percent of the budgeted expenditures over the next year are budgeted for the finalization and deployment of its South American contracts. The remaining fifty percent are budgeted toward the procurement and deployment of the residential and commercial clients based in North America and various other parts of the world. These expenditures are expected to be financed mainly through its convertible debenture agreement and various private placements.

Recent Developments and Discussions

Trimax plans to provide IP services over broadband to the city of Manta, Ecuador with a signed MOU (non binding agreement) with Emelmanabi the regional utility, which is owned 72% by the government. MSI (a wholly owned division of Trimax) deployed the first pilot test in March 2006. The pilot using BPL provided in the city of Manta IP services to ten residential customers for Internet and VoIP services. The demonstration also provides AMR data acquisition on the energy consumption for eight customers. This pilot lasted three months and the purpose was to qualify the BPL and metering technology to Emelmanabi, the Municipal and Provincial and the Federal Governments. This was a successful deployment and provided MSI a P.O. for $55,000 US to deploy in January 2007 an Industrial solution for AMR only.

At the same time MSI has initiated a Swiss Challenge where MSI provided the bases to the electrical Utility Emelmanabi the requirements for a bid to be tendered in the market to provide further AMR to their entire customer base approx. 190,000 customers. MSI anticipates that bid to be closed in late January 2007, with MSI being awarded this contract. Emelmanabi experiences an energy loss annually of 40 million US and growing at 10% per annum and therefore requires technology such as MSI has showcased/ deployed to monitor and control their electrical distribution and provide in real-time auditable billing of energy consumption in the form of digital data. The additional requirement was to be able to remotely disconnect and reconnect power to the transformer as well as to each customer connected to the primary power. The equipment must be ruggedized and be pole mounted or in an underground vault.

The contract will be for a term of 25 years with an estimated value of 100 Million US for the initial hardware only. The Company is excited to be able to provide this technology to Ecuador in helping to mitigate their electrical energy loss. This business model once installed will be a showcase for the rest of Ecuador and South America furthering MSI’s opportunities to extend this technology to other countries and their utilities that have similar requirements.

Management is working to add to its business and is assessing adding to the business plan by partnering up or purchasing identified prospective companies that can deliver voice and data through wireless and satellite as well as emerging technologies to advance the company’s Competitive advantage in the BDL sector. However the Company is also assessing more viable opportunities within the current market segment and beyond.

Liquidity and Capital Resources

Since the consummation of the merger between Trimax and PLC Network Solutions Inc. the Company has raised funds through its convertible debenture, and private placement funds through various investors. The Company continues to raise funds through its convertible debenture and various small individual investors to keep its business operational until it can be self sufficient. The Company foresees a trend towards the adoption of BPL devices and the technology in general, which will assist the Company in the prospects of being able to attract and procure revenue generating clients and contracts. Although the Company anticipates to raise the finances necessary to allow it to fulfill its needs until revenues are received and the company is self sufficient, there can be no assurance that any additional funds will be available on terms acceptable to the Company at all.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all. No material commitments for capital expenditures were made during the period ended September 30, 2006.

The forecasted expenses of implementing the Company's business plan will exceed the Company's current resources. The Company therefore will need to secure additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management; however the company feels that it can draw down on funds through a previously executed convertible debenture agreement executed on May 15, 2006. This commitment is non binding; therefore, there can be no assurances that any additional funds will be available on terms acceptable to the Company at all. The agreement is with a private accredited group of investors. The commitment of $1,500,000 is available to be drawn down in $300,000 tranches at Trimax's option. The loans mature on May 14, 2009 and bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached, with each warrant exercisable for one common share at $1.25 until May 14, 2009. In October 2006 the Company and the investors agreed to allow the Company to draw down $150,000 of the available funds in two increments. The Company drew on the $150,000 and expects to draw on further funds in the first quarter.

The Company does not require any further research and development at this time in order to be able to market and sell its products, although the Company requires financing and/or joint ventures with strategic partners to allow for the fulfillment of any orders that have been secured. To date the Company has raised funds to keep its business operational and to allow it to market its products and procure contracts. The availability of future financings will depend on market conditions.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements. We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trimax Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Trimax Corporation and Subsidiaries (A Development Stage Company) as at 30 September 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended 30 September 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimax Corporation and Subsidiaries (A Development Stage Company) as at 30 September 2006 and 2005 and the results of its operations, cash flows and changes in stockholders' deficit for the years ended 30 September 2006 and 2005 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the accompanying consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

As discussed in Note 2 to the financial statements, the Company restated its 2005 consolidated financial statements to correct the accounting treatment applied to a business combination.

“Walker & Company"
Chartered Accountants
Professional Corporation

Markham, Canada
20 December 2006

TRIMAX CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT 30 SEPTEMBER
(Expressed in United States Dollars)

	Note	2006	2005 Restated
ASSETS

Current Assets
Cash		$764	$19,855
Prepaid expenses		107,027	6,366
Stock subscriptions receivable		-	21,900
Prepaid license fees		-	67,599
Total Current Assets		107,791	115,720
Long Term Assets
Equipment	6	17,654	6,607
Intangibles	7	1,463,483	-
Total Long Term Assets		1,481,137	6,607
Total Assets		$1,588,928	$122,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness		20,622	-
Accounts payable and accrued liabilities		364,967	215,832
Advances from related parties	8	413,603	55,046
Long term debt - current portion	9	54,528	-

Total Current Liabilities		853,720	270,878

Long Term Liabilities
Long term debt	9	98,496	-

Total Liabilities		952,216	270,878

Commitment and Contingent Liability	10

Stockholders' Equity
Capital stock	11	32,291	41,234
Additional paid-in capital	11	11,311,180	9,235,124
Stock issuable	11	-	217,314
Accumulated other comprehensive loss		(23,288)	(5,359)
Deficit accumulated during the development stage		(10,683,471)	(9,636,864)
Total Stockholders' Equity (Deficit)		636,712	(148,551)
Total Liabilities and Stockholders' Equity		$1,588,928	$122,327

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	For The Year Ended 30 September 2006	For The Year Ended 30 September 2005 Restated	For The Period From Inception to 30 September 2006

EXPENSES
Consultants and subcontractors	$276,469	$15,958	$6,479,314
General and administrative	257,065	108,786	1,135,275
Management fees	231,438	11,116	918,438
License fees	50,523	14,430	64,953
Financial	8,379	11,021	95,392
(Gain) loss on exchange	(9,565)	1,127	(8,438)
Stock based compensation	-	-	998,660
Product development	-	-	400,495
Selling and delivery	-	-	205,074
Depreciation of intangible assets	104,526	-	104,526
Depreciation of tangible assets	7,772	146	32,101
	926,607	162,584	10,425,790
NET OPERATING LOSS	(926,607)	(162,584)	(10,425,790)
LEGAL SETTLEMENT	120,000	-	120,000
WRITE OFF MERGER GOODWILL	-	-	38,013
NET LOSS	$(1,046,607)	$(162,584)	$(10,583,803)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(17,929)	(5,359)	(23,288)
COMPREHENSIVE LOSS	$(1,064,536)	(167,943)	(10,607,091)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	27,836,636	19,310,882

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED 30 SEPTEMBER 2006 AND 2005
(Expressed in United States Dollars)

	Shares	Common Stock	Additional Paid-in Capital	Stock issuable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, 1 October 2004	1,083,718	$1,084	$8,272,620	$-	$5,620	$(9,374,612)	$(1,095,288)
Acquisition of PLC Network Solutions Inc.	21,900,000	21,900	-	-	(5,620)	(99,668)	(83,388)
Common stock issued for debt	18,200,000	18,200	937,554	-	-	-	955,754
Common stock issued for services	50,000	50	24,950	-	-	-	25,000
Common stock issuable - debt settlement	-	-	-	50,998	-	-	50,998
Common stock issuable - cash	-	-	-	166,316	-	-	166,316
Foreign currency translation	-	-	-	-	(5,359)	-	(5,359)
Net loss	-	-	-	-	-	(162,584)	(162,584)
Balance, 30 September 2005 Restated	41,233,718	$41,234	$9,235,124	$217,314	$(5,359)	$(9,636,864)	$(148,551)
Common stock issued for cash	1,706,084	1,706	760,700	(217,314)	-	-	545,092
Cancellation of common stock	(16,000,000)	(16,000)	-	-	-	-	(16,000)
Common stock issued for debt	2,275,985	2,276	111,523	-	-	-	113,799
Common stock issued in settlement of legal claim	75,000	75	59,333	-	-	-	59,408
Acquisition of Multi-Source Inc.	3,000,000	3,000	1,144,500	-	-	-	1,147,500
Foreign currency translation	-	-	-	-	(17,929)	-	(17,929)
Net loss for the period	-	-	-	-	-	(1,046,607)	(1,046,607)
Balance, 30 September 2006	32,290,787	32,291	11,311,180	-	(23,288)	(10,683,471)	636,712

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)

	For The Year Ended 30 September 2006	For The Year Ended 30 September 2005 Restated	For The Period From Inception to 30 September 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,046,607)	$(162,584)	$(10,583,803)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation of tangible assets	7,772	146	32,101
Depreciation of intangible assets	107,024	-	107,024
Cancellation of common stock	(16,000)	-	(16,000)
Common stock issued for debt	113,799	-	113,799
Common stock issued in settlement of legal claim	59,408	-	59,408
Accounts payable forgiven	-	(10,171)	(10,171)
Common stock issued for services	-	25,000	6,469,576
Common stock issued for salaries	-	-	986,500
Write off of salaries payable	-	-	(111,355)
Write off of directors compensation	-	-	(200,000)

Changes in operating assets and liabilities:
Stock subscriptions receivable	21,900	(21,900)	-
Prepaid expenses	(90,463)	(6,366)	(96,829)
Prepaid license fees	67,599	(67,599)	-
Accounts payable and accrued liabilities	69,998	38,364	1,465,637
NET CASH USED IN OPERATING ACTIVITIES	(705,570)	(205,110)	(1,784,113)

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Expressed in United States Dollars)

	For The Year Ended 30 September 2006	For The Year Ended 30 September 2005 Restated	For The Period From Inception to 30 September 2006
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Multi-Source Inc.	14,016	-	14,016
Acquisition of equipment	(7,110)	(6,754)	(53,372)
CASH FLOWS USED IN INVESTING ACTIVITIES	6,906	(6,754)	(39,356)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	1,308	-	1,308
Proceeds from long term debt	2,077	-	2,077
Advances from related parties	105,095	63,523	269,880
Proceeds from the issuance of common stock	545,092	-	730,648
Proceeds from common stock to be issued	-	173,555	173,555
Loans payable	-	-	626,123
CASH FLOWS USED IN FINANCING ACTIVITIES	653,572	237,078	1,803,591
EFFECT OF FOREIGN CURRENCY TRANSLATION	26,001	(5,359)	20,642
NET (DECREASE) INCREASE IN CASH	(19,091)	19,855	764
CASH, BEGINNING OF YEAR	19,855	-	-
CASH, END OF YEAR	$764	$19,855	$764

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS

On 11 February 2005, Kiwi Network Solutions Inc. approved its Amended and Restated Articles of Incorporation and changed its name to Trimax Corporation (“Trimax” or "the Company"), and increased the number of its authorized stock by 95,000,000 shares of common stock and 19,000,000 shares of preferred stock, both with a par value of $0.01 per share.

On 17 August 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act and Trimax, Trimax acquired all of the outstanding common stock of PLC.

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

On 22 March 2006 Trimax filed an action in The Superior Court Of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Subsequently, Trimax received a settlement offer, which it has accepted and is awaiting payment of $112,000 Canadian dollars ($98,000 U.S. dollars) plus applicable taxes and legal fees.

On 17 May 2006, Trimax entered into a purchase and sale agreement with 3One Networks Inc. ("3One"), a broadband over powerline provider ("BPL"), for the purchase of their High Speed Internet Access ("HSIA") service business, including all existing service contracts and related assets for providing HSIA services to their hotels, motels and resorts customers. The purchase price was $220,230. Trimax has paid initial deposits and payments totaling $94,594, with the balance payable in equally monthly installments ending 18 October 2006. As final payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the Company until fully paid, the deposits and payments paid as at 30 September 2006 have been reflected in the balance sheet under prepaid expenses and deposits. No additional deposits and payments have been paid subsequent to year end. The agreement also provides for 3One to deliver certain BPL equipment based on normal distribution pricing. The agreement called for the acquisition of the service book for 50 hotels, which represents a recurring revenue stream from 4,600 rooms in total. The acquisition allows for the potential to upgrade the services by adding applications and Internet Service Provider provisioning to these hotel sites. The Company has halted further payments while in negotiations with 3One for possible mutually beneficial changes in its relationship on a going forward basis.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS (Continued)

On 1 June 2006 Trimax entered into a Reorganization Agreement with the shareholders of Multi-Source Inc. ("MSI"), a company incorporated in the Province of Ontario, Canada. Under the terms of the Reorganization Agreement, the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for up to 5,000,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. In addition the Company allocated $1,557,327 to the acquired intangible assets. The intangible assets have been amortized over a five year period on a straight-line basis. At closing on 1 June 2006, 3,000,000 shares of common stock of Trimax were issued. Of the 3,000,000 shares issued on closing, 750,000 were issued to a third party subscriber for transaction costs. Up to an additional 2,000,000 shares may be issued to the principal shareholder of MSI, subsequent to the acquisition, upon the achievement of certain milestones by the MSI business within 18 months.

The purchase price was allocated as follows:

At 1 June 2006
3,000,000 shares of common stock (valued at the average price two days before and after the measurement date)	1,530,000
Transaction costs (750,000 shares of common stock valued at the average price two days before and after the measurement date)	(382,500)
Purchase price	1,147,500

Liabilities assumed	(442,540)
Estimated fair value of tangible assets acquired	32,713
Estimated fair value of identifiable intangible assets acquired - completed technology	1,557,327
Goodwill	-

2.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its comparative consolidated financial statements for the year ended 30 September 2005 due to an accounting change based on new events and transactions, which occurred during the quarter ended 31 March 2006.

On 17 August 2005 Trimax acquired all of the outstanding common stock of PLC Network Solutions Inc. (“PLC”) whereby each share of the 21,900,000 issued and outstanding common stock of PLC were converted into the right to receive one share of Trimax stock. Originally the acquisition had been treated as a recapitalization of PLC with PLC as the acquirer (reverse acquisition). However, on 16 March 2006 the Company effectively cancelled 16,000,000 common shares for reason of non payment consideration. Enough shares were cancelled, so that the remaining shareholders were not sufficient enough to take control of Trimax and therefore the original accounting treatment for the acquisition as reverse merger was no longer appropriate. Consequently, the Company has restated the comparative figures and accounted for the acquisition using the purchase method whereby Trimax acquired 100% of PLC.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

2.	RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

As a result of the restatement of the 30 September 2005 consolidated financial statements, additional paid-in capital and accumulated deficit balances have been reclassified to include the historical financial statements of Trimax since 25 August 2000 (inception). The historical financial statements previously reported were those of PLC.

The effect on the accompanying consolidated balance sheet as of 30 September 2006 was an increase in additional paid-in capital of $9,230,593 and an increase in accumulated deficit of $9,202,808. The effect on the consolidated statements of operations for the period from inception (25 August 2000) to 30 September 2006 was an increase in the net loss of $9,830,312. This change had no effect on the earnings subsequent to the acquisition. This change had no effect on the earnings per share for the year ended 30 September 2006.

3.	GOING CONCERN

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

4.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, PLC Network Solutions Inc., an Ontario, Canada corporation and Multi-Source Inc., an Ontario, Canada corporation, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company accounts and transactions are eliminated.

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Equipment and Depreciation

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Equipment	20% declining balance
Furniture and fixtures	20% declining balance
Computer	30% declining balance

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

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of net income (loss) and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Intangible Assets

Intangible assets of acquired businesses, is stated at cost. The intangibles have limited lives, which the Company has determined to be five years. Other intangible assets include deferred financing fees. The Company evaluates intangible assets at least annually to determine whether events and circumstances continue to support a definite useful life.

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

There were no dilutive financial instruments for the period ended 30 September 2006 or 2005.

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

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Assets Retirement Obligations—An Interpretation of FASB Statement No. 143. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of FIN No. 47 did not have a material impact on the financial position or results of operations of the Company.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after 15 December 2005. Management does not expect that the adoption of SFAS 154 will have a significant impact on the financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after 15 September 2006. Management does not expect that the adoption of SFAS 155 will have a significant impact on the financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective 1 January, 2007. Management does not expect that the adoption of SFAS 156 will have a significant impact on the financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after 15 November 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial position and results of operations.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

6.	EQUIPMENT

The details of equipment and the related accumulated depreciation are set forth below for the indicated periods:

	Cost	Accumulated Depreciation	Net 2006	Net 2005

Equipment	$4,369	$3,987	$382	$1,918
Furniture and fixtures	4,020	1,310	2,710	1,919
Computer	24,749	10,187	14,562	2,770
	$33,138	$15,484	$17,654	$6,607

7.	INTANGIBLES

Intangible assets, net, consisted of the following:

	Cost	Accumulated Depreciation	Net 2006	Net 2005

Completed technology	1,557,327	103,822	1,453,505
Deferred financing costs	14,829	4,851	9,978
	$1,572,156	$108,673	$1,463,483	$-

8.	ADVANCES FROM RELATED PARTIES

The advances from directors of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

9.	LONG TERM DEBT

	2006	2005

Bank loan, bearing interest at the Business Development Bank of Canada floating rate plus a variance of 2%, repayable in monthly principal payments of $835 plus interest, with the final payment due on 23 July 2009. The loan is personally guaranteed by a shareholder of the Company. This loan is in default and has been demanded to be paid in full by the Business Development Bank of Canada. As a result, the entire amount has been classified as a current liability.	$30,927	$-
Bank loan, bearing interest at the Bank of Montreal Canadian prime rate plus 3%, repayable in monthly principal payments of $1,778 plus interest, with the final payment due on 31 July 2012. The loan is secured by a general security agreement, chattel mortgage, assignment of insurance monies, $40,000 Canadian guaranteed by a shareholder of the Company and subrogation note and pledge of bills in the amount of $50,000 Canadian signed by a shareholder of the Company.	122,097	-
	153,024	-
Less current portion	54,528	-
	$98,496	$-

Approximate principal repayments required by the loans are comprised as follows:

2007	$54,528
2008	19,087
2009	19,087
2010	19,087
2011	41,235
$153,024

10.	COMMITMENT AND CONTINGENT LIABILITY

In order to complete the acquisition of 3One, as described in note 1, the Company must complete the required payments of $125,636. The deposits are otherwise non-refundable.

The Company was sued in the State of Nevada, in a class action lawsuit involving multiple plaintiffs, all of whom are former shareholders to PLC Network Solutions Inc., a Canadian company. The Company has negotiated a settlement agreement with the plaintiffs, which has been accepted in writing. The settlement is for a payment of $120,000 over a period of eight months. It is expected that all settlement papers will be signed by the Company and finalized on or before 31 January 2007. The Company has recorded this expense for the year ended 30 September 2006.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

11.	CAPITAL STOCK

Authorized
100,000,000	common stock, par value $0.001
20,000,000	preferred stock, par value $0.001

		2006	2005
Issued
32,290,787	common stock	$32,291	$41,234

In September 2004, the Board of Directors approved a 1-for-100 reverse stock split of our outstanding shares of capital stock. The reverse stock split became effective on 5 November 2004. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

On 20 July 2005 the Company issued 21,900,000 of common shares at par value to the Company's founders.

On 17 August 2005 Trimax acquired the net liabilities of PLC. This was accounted for as a recapitalization of PLC into Trimax and resulted in the issuance of 19,183,718 shares, further described in note 1.

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

On 11 January 2006 the Company issued 55,300 private placement restricted common shares to various shareholders at issue prices between $0.65 and $0.80 per share.

On 11 January 2006 the Company issued 164,247 private placement restricted common shares to various shareholders at issue prices between $0.65 and $0.80 per share.

On 6 February 2006 the Company issued 75,000 shares in settlement of a civil court case in which the Company was a defendant. The common shares issued have been valued at their market value of $59,407, which is the amount that would have been received if the shares had been issued for cash. Management believes that the fair market value of the services received from the former director approximates this value.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

11.	CAPITAL STOCK (Continued)

From 10 February 2006 to 15 March 2006, the Company issued a total of 113,177 various private placement restricted common shares between $0.50 to $0.57 per share.

On 16 March 2006 the Company’s Board of Directors approved the cancellation of 16,000,000 common shares. These shares which were originally issued in July 2005 to the former shareholders of PLC in consideration for their shares in PLC, however due to non payment and no consideration of the subscribing shares they were cancelled.

From 11 April 2006 to 15 May 2006, the Company issued a total of 433,819 various private placement restricted common shares between $0.42 to $0.60 per share.

On 1 June 2006 pursuant to Reorganization agreement, the Company issued 2,250,000 restricted common shares for $0.01 par value in exchange for 100% the common stock of Multi-Source Inc.

On 1 June 2006 pursuant to Reorganization agreement, the Company issued 750,000 common shares for $0.01 par value in consideration to a company for brokering the Multi-Source Inc. acquisition. These transaction costs have been charged as a reduction of additional paid-in capital.

On 1 June 2006 the Company issued 2,275,985 private placement restricted common shares in settlement of certain debts for $0.05 per share.

From 29 June 2006 to September 2006, the Company issued a total of 581,012 various private placement restricted common shares between $0.16 to $0.40 per share.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended 30 September 2006 there were no taxes paid and $8,379 (2005 - $199) in interest paid by the Company.

The Company issued 75,000 shares in settlement of a legal matter.

The Company issued 2,275,985 private placement restricted common shares in settlement of certain debts for $0.05 per share.

13.	SUBSEQUENT EVENTS

On 19 October 2006 the Company's Board of Directors approved the issuance of 750,000 common shares in exchange for services provided to the Company.

On 25 October 2006 the Company drew $150,000 from the available convertible debenture, discussed in note 16.

On 16 November 2006 the Company's Board of Directors approved the issuance of 2,000,000 common shares in exchange for services provided to the Company.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

14.	INCOME TAXES

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

As at 30 September 2006, there were no differences between financial reporting and tax bases of assets and liabilities. The Company has tax losses available to be applied against future year’s income as a result of the losses incurred in the current period as well as losses carried forward from Trimax. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

15.	RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company issued 2,275,985 private placement restricted common shares in settlement of certain debts from shareholders of the Company for $0.05 per share.

During the year accrued management salaries have been recorded for services of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer totaling $250,000 (2005 - $Nil) and are included in accrued liabilities.

16.	CONVERTIBLE DEBENTURE

On 15 May 2006 Trimax secured financing from a private accredited group of investors. The commitment of $1,500,000 is available to be drawn down in $300,000 tranches at Trimax's option. The loans mature on 14 May 2009 and bears an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached, with each warrant is exercisable for one common share at $1.25 until 14 May 2009. On 25 October 2006 the Company drew $150,000 of the available loan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 8A. CONTROLS AND PROCEDURES

As discussed in Note 2 to the September 30, 2006 financial statements, the Company has restated its financial statements for the fiscal year ended September 30, 2005.  These restatements are the result of the Company's accounting treatment for the business combination of PLC and Trimax.

As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective because of the material weakness discussed below.  Notwithstanding the material weakness discussed below, the Company's management has concluded that the financial statements included in this Annual Report on Form 10-KSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatement described above and because of the weaknesses in our internal control over financial reporting, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of September 30, 2006:

i)     The Company did not maintain effective controls over the accounting for the business combination of PLC and Trimax.
ii)    There were certain audit adjustments that related to the timing of recording contingent liabilities directly related to the unsuccessful outcome of a lawsuit with certain former shareholders of PLC.
iii)   There were certain audit adjustments that related to the cut-off of payables and prepaid expenses as at September 30, 2006.
iv)   There were certain audit adjustments that related to the lack of analysis of certain balance sheet accounts as at September 30, 2006.

The Company is in the process of establishing the appropriate internal controls over financial reporting for periods going forward.  This includes a new accounting system and additional employees in the accounting area.

During the fourth quarter of the period covered by this report, there were no significant changes in internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors of our company, hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages and position held are as follows:

Name of Director	Age	Position

Derek Pepler	48	Director, President and Chief Executive Officer
Robert Vivacqua	42	Director and Chief Financial Officer

Derek Pepler

Director and President and Chief Executive Officer. From 1986 to 1994, Mr. Pepler specialized in commercial, investment and development real estate as a Senior Consultant with Colliers International and with Oxford Development Group as a Director. From 1994 to 1999, Mr. Pepler worked with several merchant banks with the position of V. P. of Sales and Marketing where he managed debt financing and venture capital opportunities. From 1999 to 2005 Derek managed sales and distribution of limited partnerships, hedge funds and financial products for several securities dealers.

Robert Vivacqua

Director and Chief Financial Officer. Mr. Vivacqua has over eight years experience as a Financial Planner and Investment Advisor and has worked within several large and medium sized firms within the investment industry. He gained his start in the investment industry while at Bank of America where he made the transition to a currency trader. From there he graduated into the position of Financial Analyst at Elliott & Page Mutual Funds, which eventually amalgamated into Manulife Financial. Additionally, he became a partner in a small boutique independent Venture Capital Firm named RJ Sterling Venture Capital where he performs a wide range of duties such as financial and estate planning, advising, and mortgage facilitator for individual investors. In addition he has procured and assisted in raising financing for various small to mid sized private and public companies through RJ Sterling and the company’s relationships within the investment industry.

ITEM 10. EXECUTIVE COMPENSATION

At this time there is no set executive compensation package for any of the directors or officers of the Company. The Company currently has no stock option plan or similar plans, However the company believes that it will adopt such an executive compensation plan and employee stock option plan sometime within the next calendar year. The Company has paid executive compensation for services from its two key officers/shareholders of approximately $230,000 for the year ended September 30, 2006. Of this, $210,000 remains unpaid and has been accrued as management fees payable.

Employment Contracts

The Company does not presently have employment contracts with its executive officers and directors. The Company has various consulting contracts with companies and individuals for sales, marketing, technical and other general services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item will be included by amendment on form 10KSB/A within 120 days after the fiscal year end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company settled $50,998 in debt owing to shareholders of the Company by issuing 78,458 in shares in November 2005.

The Company issued 2,275,985 private placement restricted common shares in settlement of certain debts from shareholders of the Company for $0.05 per share.

During the year accrued management salaries have been recorded for services of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer totaling $250,000 (2005 - $Nil) and are included in accrued liabilities.

ITEM 13. EXHIBITS

Exhibit 3.3	Amended and Restated Articles of Incorporation, incorporated by reference from our report on form 10K-SB filed on 18 January, 2006.

Exhibit 31.1	Certifications of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of CFO (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certifications of CFO (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2006	2005
1. Audit Fees (a)	$29,700	$5,000
2. Audit Related Fees	13,500	-
3. Tax Fees (b)	-	-
4. All Other Fees	-	-

(a)	Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in quarterly reports.
(b)	Consists primarily of fees paid for tax compliance and tax planning services.

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

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
Robert Vivacqua
Chief Financial Officer (Principal Financial Officer) and Director