Form 10KSB/A
period 2006-09-30
TRIMAX CORP
filed 2007-01-30
CIK 1094651

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(AMENDMENT NO. 1)

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
Yes ☐ No ☒ Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this
Form 10-KSB/A. ☐

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

On January 24, 2007 the registrant had 38,324,527 of Common Stock, par value $0.001, and no shares of preferred stock, par value $0.001 issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Trimax Corporation

Index to
Annual Report on Form 10-KSB/A
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

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed above. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the "Risk Factors" section of this Form 10-KSB/A.

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

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	For The Year Ended 30 September 2006	For The Year Ended 30 September 2005 Restated	For The Period From Inception to 30 September 2006

EXPENSES
Consultants and subcontractors	$276,469	$15,958	$6,479,314
General and administrative	257,065	108,786	1,135,275
Management fees	231,438	11,116	918,438
License fees	50,523	14,430	64,953
Financial	8,379	11,021	95,392
(Gain) loss on exchange	(9,565)	1,127	(8,438)
Stock based compensation	-	-	998,660
Product development	-	-	400,495
Selling and delivery	-	-	205,074
Depreciation of intangible assets	104,526	-	104,526
Depreciation of tangible assets	7,772	146	32,101
	926,607	162,584	10,425,790
NET OPERATING LOSS	(926,607)	(162,584)	(10,425,790)
LEGAL SETTLEMENT	120,000	-	120,000
WRITE OFF MERGER GOODWILL	-	-	38,013
NET LOSS	$(1,046,607)	$(162,584)	$(10,583,803)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(17,929)	(5,359)	(23,288)
COMPREHENSIVE LOSS	$(1,064,536)	$(167,943)	$(10,607,091)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	27,836,636	19,310,882

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED 30 SEPTEMBER 2006 AND 2005
(Expressed in United States Dollars)

	Shares	Common Stock	Additional Paid-in Capital	Stock issuable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, 1 October 2004	1,083,718	$1,084	$8,272,620	$-	$5,620	$(9,374,612)	$(1,095,288)
Acquisition of PLC Network Solutions Inc.	21,900,000	21,900	-	-	(5,620)	(99,668)	(83,388)
Common stock issued for debt	18,200,000	18,200	937,554	-	-	-	955,754
Common stock issued for services	50,000	50	24,950	-	-	-	25,000
Common stock issuable - debt settlement	-	-	-	50,998	-	-	50,998
Common stock issuable - cash	-	-	-	166,316	-	-	166,316
Foreign currency translation	-	-	-	-	(5,359)	-	(5,359)
Net loss	-	-	-	-	-	(162,584)	(162,584)
Balance, 30 September 2005 Restated	41,233,718	$41,234	$9,235,124	$217,314	$(5,359)	$(9,636,864)	$(148,551)
Common stock issued for cash	1,706,084	1,706	760,700	(217,314)	-	-	545,092
Cancellation of common stock	(16,000,000)	(16,000)	-	-	-	-	(16,000)
Common stock issued for debt	2,275,985	2,276	111,523	-	-	-	113,799
Common stock issued in settlement of legal claim	75,000	75	59,333	-	-	-	59,408
Acquisition of Multi-Source Inc.	3,000,000	3,000	1,144,500	-	-	-	1,147,500
Foreign currency translation	-	-	-	-	(17,929)	-	(17,929)
Net loss for the period	-	-	-	-	-	(1,046,607)	(1,046,607)
Balance, 30 September 2006	32,290,787	$32,291	$11,311,180	$-	$(23,288)	$(10,683,471)	$636,712

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

As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective because of the material weakness discussed below.  Notwithstanding the material weakness discussed below, the Company's management has concluded that the financial statements included in this Annual Report on Form 10-KSB/A fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 24, 2007 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

		PERCENTAGE OF
	NUMBER OF	OUTSTANDING
NAME AND POSITION	SHARES(1)	SHARES

Derek Pepler	320,000	0.83%
Robert Vivacqua	383,000	1.00%
All Current Directors and
Officers As A Group (2 Persons)	703,000	1.83%

(1) Based on 38,324,527 shares of common stock issued and outstanding as of January 24, 2007.

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