Form 10QSB
period 2006-12-31
TRIMAX CORP
filed 2007-02-22
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,709,937 shares of common stock, as of February 11, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the quarterly shareholders’ report for the quarter ended December 31, 2006, are incorporated herein by reference.

The consolidated financial statements incorporated by reference from the quarterly shareholders’ report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ended December 31, 2006 and for the period August 25, 2000 (inception) to December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2006.

TRIMAX CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$437	$764
Prepaid expenses and deposits	117,443	107,027
Inventory	24,221	-

Total Current Assets	142,101	107,791

INTANGIBLE ASSETS, net of depreciation	1,385,092	1,463,483
EQUIPMENT, net of depreciation	16,673	17,654
Total Long Term Assets	1,401,765	1,481,137
	$1,543,866	$1,588,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank indebtedness	$20,020	$20,622
Accounts payable	654,711	364,967
Long term debt - current portion	56,122	54,528
Advances from related parties	545,984	413,603

Total Current Liabilities	1,276,837	853,720

LONG TERM LIABILITIES
Long term debt	94,455	98,496

Total Liabilities	1,371,292	952,216
STOCKHOLDERS’ EQUITY
Common stock	35,041	32,291
Additional paid-in capital	11,560,121	11,311,180
Accumulated other comprehensive loss	(620)	(23,288)
Deficit accumulated during the development stage	(11,421,968)	(10,683,471)

	172,574	636,712

	$1,543,866	$1,588,928

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Period August 25, 2000
	2006	2005	( Date of Inception) to December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
License fees	$-	21,484	$64,953
Financial	4,613	164	100,005
Depreciation on tangible assets	1,345	1,590	33,446
Depreciation of intangible assets	78,391	-	182,917
Consultants and subcontractors	524,317	21,587	7,003,631
General and administrative	129,831	74,075	3,937,348

NET LOSS	738,497	118,900	11,322,300
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	22,668	7,725	45,956
COMPREHENSIVE LOSS	761,165	126,625	11,368,256
NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	33,913,616	25,389,600

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31		Period August 25, 2000
	2006	2005	(Date of Inception) to December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(738,497)	$(118,900)	$(11,322,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,736	1,590	216,363
Cancellation of common stock	-	-	(16,000)
Common stock issued for debt	-	-	113,799
Common stock issued in settlement of legal claim	-	-	59,408
Accounts payable forgiven	-	(10,171)	(10,171)
Issuance of common stock for services	100,000	6,500	6,569,576
Common stock issued for salaries	-	-	986,500
Write-off of salaries payable	-	-	(111,355)
Write-off of director’s compensation	-	-	(200,000)

Changes in operating assets and liabilities:	-	-	-
Stock subscriptions receivable	-	(21,900)	-
Prepaid expenses	(10,416)	(319)	(107,245)
Inventory	(24,221)		(24,221)
Prepaid license fees	-	18,234	-
Accounts payable and accrued liabilities	292,094	(9,828)	1,755,381
Net Cash Used in Operating Activities	(301,304)	(102,723)	(2,090,265)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Multi-Source Inc.	-	-	14,016
Purchases of property and equipment	(1,010)	(22,670)	(54,382)
Net Cash Used in Investing Activities	(1,010)	(22,670)	(40,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	132,381	(22,124)	402,261
Loans payable	-	-	626,123
(Repayment) Proceeds from bank indebtedness	(602)		706
(Repayment) Proceeds from long-term debt	(2,447)		(370)
Common stock to be issued	-	94,960	173,555
Proceeds from issuance of stock	152,750	36,071	883,398
Net Cash Provided by Financing Activities	282.082	108,907	2,085,673
EFFECT OF FOREIGN CURRENCY TRANSLATION	19,905	2,366	45,722
NET (DECREASE) INCREASE IN CASH	327	(14,120)	764
CASH BEGINNING OF PERIOD	437	19,855	-
CASH END OF PERIOD	$764	$5,735	$764

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Three Months Ended December 31,			Period August 25, 2000
	2006	2005		(Date of Inception) to December 31, 2006
	(Unaudited)			(Unaudited)
Supplemental Disclosure of Cash Flows Information:
Interest paid	$4,613	$		$42,483
Shares issued (cancelled) to settle debt and accounts payable	100,000		(617,985)	(404,186)
Issuance of common stock to acquire Multi-Source	$-		$-	$1,147,500

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

On March 22, 2006 Trimax filed an action in The Superior Court Of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Subsequently, Trimax received a settlement offer for $107,000 plus applicable taxes and legal fees, which it has accepted. Subsequent to the quarter ended December 31, 2006 the company received $25,000 from Electrolinks Corporation.

On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act and Trimax, Trimax acquired all of the outstanding common stock of MSI.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

Long-Term Debt

	December 31,	December 31,
	2006	2005
Long-term debt consists of the following:
Bank loan, bearing interest at Business Development Bank of Canada floating rate plus a variance of 2% repayable in monthly payment of $835 plus interest with the final payment due on July 23, 2009. The loan is personally guaranteed by a shareholder of the Company.	$30,400	$-
Bank loan bearing interest at Bank of Montreal prime rate plus 3%, repayable in monthly principle payments of $1,778 plus interest, with the final payment due on July 31, 2012	120,177	-
	150,577	-
Less current portion	56,122	-
Long-term debt	$94,455	$-

Approximate principal repayments required by the long term debt are as follows:

Year
2007	37,548
2008	27,998
2009	27,998
2010	19,769
2011 and thereafter	37,264
$150,577

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Acquisition

Multi-Source Inc.

On June 1, 2006 Trimax entered into a Reorganization Agreement with the shareholders of MSI, a company incorporated in the Province of Ontario, Canada. Under the terms of the Reorganization Agreement, the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for up to 5,000,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. In addition the company allocated $1,557,327 to the acquired intangible assets. The intangible assets have been amortized over a five year period on a straight-line basis. At closing on June 1, 2006, 3,000,000 shares of common stock of Trimax were issued. Of the 3,000,000 shares issued on closing, 750,000 were issued to a third party subscriber for transaction costs. Up to an additional 2,000,000 shares may be issued to the principal shareholder of MSI, subsequent to the acquisition, upon the achievement of certain milestones by the MSI business within 18 months of the closing.

The purchase price was allocated as follows:

At June 1, 2006
Consideration exchanged:
3,000,000 shares of common stock valued at the average price two days before and after the measurement date	$1,530,000
Transaction costs - 750,000 shares of common stock valued at the average price two days before and after the measurement date	(382,500)

Purchase price	$1,147,500
Liabilities assumed	(442,540)
Estimated fair value of tangible assets acquired	32,713
Estimated fair value of identifiable intangible assets acquired— completed technology	1,557,327

Goodwill	$-

 Intangible assets, net, consisted of the following:

	Estimated Useful Life and Amortization Basis	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset

Completed Technology	5 years using straight-line basis	$1,557,327	$181,683	$1,375,644

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Deposits toward Acquisition

3One Networks Inc.

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

TRIMAX CORPORATION
Formerly Kiwi Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Convertible Debenture

On May 15, 2006 Trimax secured financing from a private accredited group of investors. The commitment of $1,500,000 is available to be drawn down in $300,000 tranches at Trimax's option. The loans mature on May 14, 2009 at bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached, with each warrant is exercisable for one common share at $1.25 until May 14, 2009. In October of 2006 the company signed an amendment to the convertible financing agreement which encompasses pricing changes and more flexible terms to Trimax. On 10 October 2006 the Company drew down $150,000 of the available loan under the terms of the supplementary and amending agreement to the convertible debenture. This draw down was simultaneously used as proceeds for the issuance of 750,000 restricted common shares and warrants for an additional 750,000 common shares exercisable at $0.20.

Capital Stock

On 19 October 2006 the Company's Board of Directors approved the issuance of 750,000 restricted common shares in exchange for a draw down payment of $150,000 from the convertible debenture described above. These shares were issued as a result of an amending agreement in October 2006 to the convertible debenture agreement which outlined the simultaneous issuance of 750,000 restricted common shares and warrants for an additional 750,000 common shares exercisable at $0.20 upon making the first draw down payment from the convertible debenture to the Company.

On November 16, 2006 the Company's Board of Directors approved the issuance of 2,000,000 private placement restricted common shares in exchange for $100,000 of services provided to the Company or $0.05 per share.

Subsequent Events

On January 22, 2007 the Company issued 1,369,286 common shares in exchange for consulting services rendered under consulting agreements, pursuant to the Director and Officer Stock Performance Plan. These shares were issued pursuant to a Form S-8 registration statement.

On January 24, 2007 the Company issued 10,000,000 restricted common shares to the officers of the company for accrued wages totalling $200,000 or $0.02 per share.

On January 27, 2007 the Company issued 8,300,000 restricted common shares in settlement of accounts payable of $148,400 or $0.02 per share.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-KSB for the year ended September 30, 2006.

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

The Company and its BPL devices are presently Federal Communications Commission (“FCC”) certified. No further research and development is needed in order for the Company to be able to sell and market its products. In 2006, the Company has completed pilot projects, deployed test equipment begun negotiations of contracts worldwide including North and South America, Africa, India, Pakistan, and Saudi Arabia, and anticipates an increase in interest for deployment of its devices and bundled services in the 2007 calendar year. The Company anticipates securing some noteworthy contracts in fiscal 2007 for its devices and bundled services in emerging markets through its subsidiaries MSI and PLC. The Company anticipates and foresees a significant trend towards the adoption of BPL technology worldwide.

For the three month period ended December 31, 2006, the Company incurred a loss in the amount of $738,797. Most of the expenses incurred during this period were for basic monthly Company expenses including marketing and technological expenses. These expenditures were principally due to research and development costs related to the development of marketing strategies, costs associated with deploying test pilots for potential customers and clients within various markets around the around. Also included are salary and travel costs related to increased sales and marketing functions. Operation costs over the next year will depend on a number of factors, including the costs attributed to the various products acquired from third party suppliers, as well as the cost of marketing research and executing its marketing campaign. Fifty percent of the budgeted expenditures over the next year are budgeted for the finalization and deployment of its South American contracts. The remaining fifty percent are budgeted toward the procurement and deployment of the residential and commercial clients based in North America and various other parts of the world. These expenditures are expected to be financed mainly through its convertible debenture agreement and various private placements.

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

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all. No material commitments for capital expenditures were made during the three month period ended December 31, 2006.

The forecasted expenses of implementing the Company's business plan will exceed the Company's current resources. The Company therefore will need to secure additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management; however the company feels that it can draw down on funds through a previously executed convertible debenture agreement executed on May 15, 2006. This commitment is non binding; therefore, there can be no assurances that any additional funds will be available on terms acceptable to the Company at all. The agreement is with a private accredited group of investors. The total commitment including warrants of $3,000,000 is available to be drawn down up to tranches of $300,000 at Trimax's option. The loans mature on May 14, 2009 and bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached, with each warrant exercisable for one common share at $1.25 until May 14, 2009. In October 2006 the Company and the investors agreed to allow the Company to draw down $150,000 of the available funds in two increments. The Company drew on the $150,000 and expects to draw on further funds in the second quarter of 2007.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation for fraud and fraudulent misrepresentation alleging damages of $1,250,000. Subsequently, Trimax received a court ordered judgment, and is awaiting payment of $107,000 plus applicable legal fees and interest. Subsequent to year end the company received $25,000 from Electrolinks Corporation. Although the remaining balance is a legal receivable, the company has taken an allowance against this balance as at December 31, 2006.

On May 22, 2006 Trimax was notified of an action out of the district court of Clark County Nevada whereby 16 plaintiffs registered an action exceeding $50,000. The Company has been in negotiations and both parties have agreed to settle the matter for $120,000 USD in total to be paid out over an eight month period. The first payment is expected to be remitted commencing March of 2007. The Company has accrued this amount in these financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On 19 October 2006 the Company's Board of Directors approved the issuance of 750,000 restricted common shares in exchange for a draw down payment of $150,000 from the convertible debenture described above. These shares were issued as a result of an amending agreement in October 2006 to the convertible debenture agreement which outlined the simultaneous issuance of 750,000 restricted common shares and warrants for an additional 750,000 common shares exercisable at $0.20 upon making the first draw down payment from the convertible debenture to the Company.

On November 16, 2006 the Company's Board of Directors approved the issuance of 2,000,000 private placement restricted common shares in exchange for $100,000 of services provided to the Company or $0.05 per share.

On January 24, 2007 the Company issued 10,000,000 restricted common shares to the officers of the company for accrued wages totalling $200,000 or $0.02 per share.

On January 27, 2007 the Company issued 8,300,000 restricted common shares in settlement of accounts payable of $148,400 or $0.02 per share.

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

Date: February 20, 2007

By:	/s/ Robert Vivacqua
Name: Robert Vivacqua
Title: Chief Financial Officer

Date: February 20, 2007