Form 10QSB
period 2007-03-31
TRIMAX CORP
filed 2007-05-21
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 0-32749

TRIMAX CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	76-0616468
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Lombard St, Suite 204
Toronto, Ontario, M5C-1M1
(Address of principal executive offices)

(416) 368-4060	plcnetworksinc.com
(Issuer’s telephone number)	(Issuer’s website)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 51,298,534 shares of common stock, as of April 23, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the quarterly shareholders’ report for the quarter ended March 31, 2007, are incorporated herein by reference.

The consolidated financial statements incorporated by reference from the quarterly shareholders’ report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ended March 31, 2007 and for the period August 25, 2000 (inception) to March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2006.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
	2007	2006

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,698	$764
Prepaid expenses and deposits	129,944	107,027
Inventory	4,771	-

Total Current Assets	136,413	107,791

INTANGIBLE ASSETS, net of depreciation	8,921	1,463,483
EQUIPMENT, net of depreciation	16,096	17,654
Total Long Term Assets	25,017	1,481,137
	$161,430	$1,588,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank indebtedness	$20,195	$20,622
Accounts payable and accrued liabilities	429,376	364,967
Long term debt - current portion	49,879	54,528
Advances from related parties	488,710	413,603

Total Current Liabilities	988,160	853,720

LONG TERM LIABILITIES
Long term debt	95,281	98,496

Total Liabilities	1,083,441	952,216

STOCKHOLDERS’ DEFICIT
Common stock	56,299	32,291
Additional paid-in capital	13,822,200	11,311,180
Accumulated other comprehensive income (loss)	(442)	(23,288)
Deficit accumulated during the development stage	(14,800,068)	(10,683,471)

	(922,011)	636,712

	$161,430	$1,588,928

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended March 31,		Three Months Ended March 31,		Period August 25, 2000
	2007	2006	2007	2006	( Date of Inception) to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
License fees	$-	$70,965	$-	$49,481	$64,953
Financial	5,843	555	1,230	391	101,235
Depreciation of tangible assets	3,310	3567	1,965	1,977	35,411
Depreciation of intangible assets	79,097	-	706	-	183,623
Consultants and subcontractors	2,372,787	-	1,848,470	-	8,852,101
General and administrative	301,577	256,805	171,746	161,143	4,108,524

N	2,762,614	331,892	2,024,117	212,992	13,346,387
NET LOSS FROM OPERATIONS	(2,762,614)	(331,892)	(2,024,087)	(212,992)	(13,346,387)
WRITE DOWN OF INTANGIBLE ASSET	(1,375,644)	-	(1,375,644)	-	(1,375,644)
PROCEEDS FROM LEGAL SETTLEMENT	21,658	-	21,658	-	21,658
NET LOSS	(4,116,600)	(331,892)	(3,378,103)	(212,922)	(14,700,373)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	22,845	3,953	177	(3,742)	(442)
COMPREHENSIVE LOSS	(4,093,755)	(327,939)	(3,377,926)	(216,664)	(14,700,815)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.11)	$(0.01)	$(0.07)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	37,500,251	40,202,547	48,996,318	39,510,248

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31		Period August 25, 2000
	2007	2006	(Date of Inception) to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,378,103)	$(212,992)	$(14,700,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,671	1,977	219,034
Cancellation of common stock	-	(16,000)	(16,000)
Common stock issued for debt	367,486	59,332	481,285
Common stock issued in settlement of legal claim	-	-	59,408
Accounts payable forgiven	-	-	(10,171)
Issuance of common stock for services	1,855,000	-	8,424,576
Common stock issued for salaries	-	-	986,500
Write-off of salaries payable	-	-	(111,355)
Write-off of director’s compensation	-	-	(200,000)
Write-off of intangible asset	1,375,644		1,375,644
C Changes in operating assets and liabilities:
St Stock subscriptions receivable	-	21,900	-
Pr Prepaid expenses	(12,501)	(948)	(119,746)
In Inventory	19,450		(4,771)
Pr Prepaid license fees	-	49,365	-
A Accounts payable and accrued liabilities	(235,862)	34,276	1,519,045
Net Cash Used in Operating Activities	(6,509)	(63,090)	(2,096,924)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Multi-Source Inc.	-	-	14,016
Purchases of property and equipment	-	-	(54,382)
Net Cash Used in Investing Activities	-	-	(40,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	(46,675)	17,373	355,586
Loans payable	-	-	626,123
(Repayment) Proceeds from bank indebtedness	175	-	881
(Repayment) Proceeds from long-term debt	(5,417)	-	(5,787)
Common stock to be issued	-	-	173,555
Proceeds from issuance of stock	60,852	58,793	944,250
Net Cash Provided by Financing Activities	8,935	76,166	2,094,608
EFFECT OF FOREIGN CURRENCY TRANSLATION	(1,165)	(3,772)	44,380
NET INCREASE IN CASH	1,261	9,304	1,698
CASH BEGINNING OF PERIOD	437	5,735	-
CASH END OF PERIOD	$1,698	$15,039	$1,698

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,		Period August 25, 2000
	2007	2006	(Date of Inception) to March 31, 2007
	(Unaudited)		(Unaudited)
Supplemental Disclosure of Cash Flows Information:
Interest paid	$1,230	$391	$43,713
Shares issued (cancelled) to settle debt and accounts payable	367,486	-	(36,700)
Issuance of common stock to acquire Multi-Source	$-	$-	$1,147,500

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

The Company changed its name to KIWI Network Solutions Inc. (the “Company”) on December 23, 2003.

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

Subsequent to the signing and the advancement of funds for the “Exclusive Supply Agreement” the company was made aware that the product supplier had no right to grant a sub-license from Ascom. Furthermore, the supplier was previously in default and was never in any position to grant any sub-license on its own license. Due to these events, Trimax, a best-of-breed technology integrator has secured product from other vendors for BPL products, which it considers to be more cost effective and possessing superior performance characteristics. As well no annual license fees are required to be paid by Trimax. The company is also in the process of negotiating an equity position as well as being classified as a first tier client with exclusive rights in certain areas of the world for BPL products with a company that possesses its own proprietary BPL products.

On March 22, 2006 Trimax filed an action in The Superior Court Of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Subsequently, Trimax received a settlement offer for $107,000 plus applicable taxes and legal fees, which it has accepted. During the second quarter company received $25,000 from Electrolinks Corporation.

On June 1, 2006 Trimax entered into a Reorganization Agreement with the shareholders of MSI, a company incorporated in the Province of Ontario, Canada. Under the terms of the Reorganization Agreement, the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for up to 5,000,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. In addition the company allocated $1,557,327 to the acquired intangible assets. The intangible assets have been amortized over a five year period on a straight-line basis. At closing on June 1, 2006, 3,000,000 shares of common stock of Trimax were issued. Of the 3,000,000 shares issued on closing, 750,000 were issued to a third party subscriber for transaction costs. Up to an additional 2,000,000 shares were available to be issued to the principal shareholder of MSI, subsequent to the acquisition, upon the achievement of certain milestones by the MSI business within 18 months. Due to legal circumstances surrounding the acquisition on April 17, 2007 Trimax terminated the agreement entered into with MSI on June 1st, 2006 due to violations within the re-organization agreement which constituted a breach of contract by MSI.

On April 17, 2007 Trimax cancelled the 5,000,000 shares, issued to the shareholders of MSI.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

Intangible Assets

Intangible assets of acquired businesses, is stated at cost. The intangibles have limited lives which the Company has determined to be five years. Other intangible assets include deferred financing fees. The Company evaluates intangible assets at least annually to determine whether events and circumstances continue to support a definite useful life. Due to legal circumstances surrounding the acquisition on April 17, 2007 Trimax terminated the agreement entered into with MSI on June 1st, 2006 due to violations within the re-organization agreement which constituted a breach of contract by MSI. On April 17, 2007 Trimax cancelled the 5,000,000 shares, issued to the shareholders of MSI as part of the original acquisition. Consequently the intangible asset capitalized as a by product of the MSI acquisition has been written off during the quarter. The write down for the quarter ended March 31, 2007 was $1,375,644.

Long-Term Debt

	March 31,	December 31,
	2007	2006
Long-term debt consists of the following:
Bank loan, bearing interest at Business Development Bank of Canada floating rate plus a variance of 2% repayable in monthly payment of $835 plus interest with the final payment due on July 23, 2009. The loan is personally guaranteed by a shareholder of the Company.	$31,415	$30,400
Bank loan bearing interest at Bank of Montreal prime rate plus 3%, repayable in monthly principle payments of $1,778 plus interest, with the final payment due on July 31, 2012	113,745	120,177
	145,160	150,577
Less current portion	49,879	56,122
Long-term debt	$95,281	$94,455

Approximate principal repayments required by the long term debt are as follows:

Year
2007	37,548
2008	27,998
2009	27,998
2010	19,769
2011 and thereafter	31,844
$145,160

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
Acquisition

Multi-Source Inc.

On June 1, 2006 Trimax entered into a Reorganization Agreement with the shareholders of MSI, a company incorporated in the Province of Ontario, Canada. Under the terms of the Reorganization Agreement, the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for up to 5,000,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. In addition the company allocated $1,557,327 to the acquired intangible assets. The intangible assets have been amortized over a five year period on a straight-line basis. At closing on June 1, 2006, 3,000,000 shares of common stock of Trimax were issued. Of the 3,000,000 shares issued on closing, 750,000 were issued to a third party subscriber for transaction costs. Up to an additional 2,000,000 shares may be issued to the principal shareholder of MSI, subsequent to the acquisition, upon the achievement of certain milestones by the MSI business within 18 months of the closing. Due to legal circumstances surrounding the acquisition on April 17, 2007 Trimax terminated the agreement entered into with MSI on June 1st, 2006 due to violations within the re-organization agreement which constituted a breach of contract by MSI. On April 17, 2007 Trimax cancelled the 5,000,000 shares, issued to the shareholders of MSI. As a result of these changes, the intangible asset previously recognized through the acquisition of MSI has been determined to have no value as the Company is no longer utilizing such technology in its current operations. Accordingly the Company has written down this asset to $Nil.

The original purchase price was allocated as follows:

At June 1, 2006
Consideration exchanged:
3,000,000 shares of common stock valued at the average price two days before and after the measurement date	$1,530,000
Transaction costs - 750,000 shares of common stock valued at the average price two days before and after the measurement date	(382,500)

Purchase price	$1,147,500
Liabilities assumed	(442,540)
Estimated fair value of tangible assets acquired	32,713
Estimated fair value of identifiable intangible assets acquired— completed technology	1,557,327

Goodwill	$-

 Intangible assets, net, consisted of the following:

	Estimated Useful Life and Amortization Basis	Gross Intangible Asset		Accumulated Amortization	Net Intangible Asset

Completed Technology	5 years using straight-line basis		$1,557,327	$181,683	$1,375,644
Write off Intangible		$			$(1,375,644)
Balance		$			$-

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted FSP 00-19-2 and the effect on the financial statement is disclosed in note 5.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

TRIMAX CORPORATION
Formerly Kiwi Network Solutions Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

Capital Stock

On January 24, 2007 the Company issued 10,000,000 restricted common shares to the officers of the company for of services provided to the Company. The fair value was measured at the value of the Company's common stock on the date that the commitment for performance had been reached. This valuation date was January 24, 2007 at which time the stock was valued at $0.17.  The fair value of the equity instrument has been charged directly to compensation expense and additional paid-in capital.

On January 27, 2007 the Company issued 8,300,000 restricted common shares in settlement of accounts payable of $148,400 or approximately $0.02 per share.

On January 22, 2007 the Company filed a Form S-8 Registration Statement ‘Securities to be offered to Employees in Employee Benefit Plans’.  Under the terms of this filing the company registered 1,369,286 shares of common stock with a par value of $.001 per share for settlement of amounts payable by the company to the employees. The fair value was measured at the value of the Company's common stock on the date on the registration. This valuation date was January 22, 2007 at which time the stock was valued at $0.16.  The fair value of the equity instrument has been charged directly to the related amounts due to the respective parties and additional paid-in capital.

On March 3, 2007 the company issued 1,000,000 private placement restricted common shares in exchange for $155,000 of services provided to the Company. The fair value was measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty had been reached and the counterparty's performance was substantially complete. This date was March 3, 2007 at which time the stock was valued at $0.15.  The fair value of the equity instrument has been charged directly to the income statement and additional paid-in capital.

During the quarter ended March 31, 2007, the Company issued 588,461 private placement common shares to various investments at an issue price of between $0.10 and $0.13 per share.

Subsequent Events

On April 17, 2007 the Company cancelled 5,000,000 common shares. This cancellation was related to the legal circumstances surrounding the acquisition of MSI. Trimax terminated the agreement entered into with MSI due to violations within the re-organization agreement which constituted a breach of contract by MSI.

On May 9, 2007, the Company adopted the 2007 Equity Incentive Plan the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company. The total number of shares reserved and available for grant and issuance pursuant to the Plan is 5,000,000 Shares.

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

Plan of Operations

Trimax and its wholly owned subsidiaries Multi-Source Inc. and PLC Network Solutions Inc. are providers of BPL IP communication technologies and applications. Trimax specializes in the development, distribution, implementation, and servicing technologies that use the power grid to deliver 128-bit encrypted high-speed symmetrical broadband for data, voice and video transmission. BPL is a communications technology that turns the existing ubiquitous power line infrastructure and common electrical wiring in commercial and residential buildings into a high-bandwidth network. Broadband is delivered simultaneously on a single platform, to every electrical outlet throughout the home or business. To connect, users simply plug a wireless or wired modem into any electrical outlet, and plug their computer, phone or IP device into the modem.  Since the building's electrical wiring becomes the backbone for a secure local area network, there is no need to install any new wiring in the walls. The company's technologies use the existing electrical wiring as a "smart" network to deliver broadband access to computers, video on demand (“VOD”), VoIP phones, surveillance cameras, elevator applications, IPTV, AMR, etc. as well as connect printers, faxes, entertainment systems, etc. on the hotel, office or home network. Installation is usually implemented in a matter of hours or days instead of weeks or months and avoids the expense and disruption to the business of burying cables or opening walls and ceilings to run new cables. This technology has been successfully deployed around the globe, in hotels, homes, apartments, office towers, schools, hospitals, museums and government buildings.

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

For the three month period ended March 31, 2007, the Company incurred a loss in the amount of $4,116,600. Most of the expenses incurred during this period were for basic monthly Company expenses including marketing and technological expenses. These expenditures were principally due to research and development costs related to the development of marketing strategies, costs associated with deploying test pilots for potential customers and clients in markets around the globe. Also included are salary and travel costs related to increased sales and marketing functions. Operation costs over the next year will depend on a number of factors, including the costs attributed to products acquired from third party suppliers, as well as the cost of marketing research and execution of the business plan. Fifty percent of the budgeted expenditures over the next year are for pilot projects and deployments in targeted emerging markets around the globe. The remaining fifty percent is budgeted toward the procurement and deployment of residential and commercial clients based in North America. Projects that are not self funding will be financed through a committed convertible debenture agreement and private placements.

Liquidity and Capital Resources

Since the consummation of the merger between Trimax and PLC Network Solutions Inc. the Company has raised funds through a convertible debenture and private placements. The Company continues to raise funds through its convertible debenture and individual investors to keep its business operational until it can be self sufficient. The Company foresees a trend towards the adoption of BPL devices and IP technology and applications in general, which will assist the Company in procuring revenue generating clients and contracts. Although the Company anticipates raising the finances necessary to to execute its business plan until sufficient revenues are generated for the company to become self funding, there can be no assurance that additional funds will be available on terms acceptable to the Company.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all. No material commitments for capital expenditures were made during the three month period ended March 31, 2007.

The forecasted expenses of implementing the Company's business plan will exceed the Company's current resources. The Company therefore will need to secure additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management; however the company feels that it can draw down on funds through a previously executed convertible debenture agreement executed on May 15, 2006. This commitment is non binding; therefore, there can be no assurances that any additional funds will be available on terms acceptable to the Company at all. The agreement is with a private accredited group of investors. The total commitment including warrants of $3,000,000 is available to be drawn down up to tranches of $300,000 at Trimax's option. The loans mature on May 14, 2009 and bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached, with each warrant exercisable for one common share at $1.25 until May 14, 2009. In October 2006 the Company and the investors agreed to allow the Company to draw down $150,000 of the available funds in two increments. The Company drew on the $150,000 and expects to draw on further funds in the third quarter of 2007.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation for fraud and fraudulent misrepresentation alleging damages of $1,250,000. Subsequently, Trimax received a court ordered judgment, and is awaiting payment of $107,000 plus applicable legal fees and interest. During the second quarter ended March 31, 2007 the Company received $25,000 from Electrolinks Corporation. Although the remaining balance is a legal receivable, the Company has taken a 100% allowance against the balance due as at March 31, 2007.

On May 22, 2006 Trimax was notified of an action out of the district court of Clark County Nevada whereby 16 plaintiffs registered an action exceeding $50,000. The Company has been in negotiations and both parties have agreed to settle the matter for $120,000 USD in total to be paid out over an eight month period. The first payment is expected to be remitted commencing May of 2007. The Company has accrued this amount in these financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2007 the Company issued 10,000,000 restricted common shares to the officers of the company for of services provided to the Company. The fair value was measured at the value of the Company's common stock on the date that the commitment for performance had been reached. This valuation date was January 24, 2007 at which time the stock was valued at $0.17.  The fair value of the equity instrument has been charged directly to compensation expense and additional paid-in capital.

On January 27, 2007 the Company issued 8,300,000 restricted common shares in settlement of accounts payable of $148,400 or approximately $0.02 per share.

On January 22, 2007 the Company filed a Form S-8 Registration Statement ‘Securities to be offered to Employees in Employee Benefit Plans’.  Under the terms of this filing the company registered 1,369,286 shares of common stock with a par value of $.001 per share for settlement of amounts payable by the company to the employees. The fair value was measured at the value of the Company's common stock on the date on the registration. This valuation date was January 22, 2007 at which time the stock was valued at $0.16.  The fair value of the equity instrument has been charged directly to the related amounts due to the respective parties and additional paid-in capital.

On March 3, 2007 the company issued 1,000,000 private placement restricted common shares in exchange for $155,000 of services provided to the Company. The fair value was measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty had been reached and the counterparty's performance was substantially complete. This date was March 3, 2007 at which time the stock was valued at $0.15.  The fair value of the equity instrument has been charged directly to the income statement and additional paid-in capital.

During the quarter ended March 31, 2007, the Company issued 588,461 private placement common shares to various investments at an issue price of between $0.10 and $0.13 per share.

On April 17, 2007 the Company cancelled 5,000,000 common shares. This cancellation was related to the legal circumstances surrounding the acquisition of MSI. Trimax terminated the agreement entered into with MSI due to violations within the re-organization agreement which constituted a breach of contract by MSI.

On May 9, 2007, the Company adopted the 2007 Equity Incentive Plan the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company. The total number of shares reserved and available for grant and issuance pursuant to the Plan is 5,000,000 Shares.

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

Date: May 17, 2007

By:	/s/ Robert Vivacqua
Name: Robert Vivacqua
Title: Chief Financial Officer

Date: May 17, 2007