Form 10QSB
period 2007-06-30
TRIMAX CORP
filed 2007-08-20
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 63,469,766 shares of common stock, as of July 31, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the quarterly shareholders’ report for the quarter ended June 30, 2007, are incorporated herein by reference.

The consolidated financial statements incorporated by reference from the quarterly shareholders’ report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly they do not include all of the information, accounting policies and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2007 and for the period August 25, 2000 (inception) to June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2006.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$11	$764
Deposits and prepaid expenses	38,695	12,432
Deposits on acquisitions	777,162	94,595

Total Current Assets	815,868	107,791

INTANGIBLE ASSETS	-	1,463,483
EQUIPMENT, net of depreciation	8,006	17,654

	$823,874	$1,588,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank indebtedness	$-	$20,622
Accounts payable and accrued liabilities	222,550	364,967
Long term debt - current portion	-	54,528
Advances from related parties	305,042	413,603

Total Current Liabilities	527,592	853,720

LONG TERM DEBT	-	98,496

Total Liabilities	527,592	952,216

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	63,470	32,291
A Additional paid-in capital	14,079,623	11,311,180
Accumulated other comprehensive income (loss)	7,528	(23,288)
Deficit accumulated during the development stage	(13,854,339)	(10,683,471)

	296,282	636,712

	$823,874	$1,588,928

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended June 30,		Three Months Ended June 30,		Period August 25, 2000 ( Date of Inception) to
	2007	2006	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
License fees	$-	$70,965	$-	$-	$64,953
Financial	3,162	3,331	(2,681)	2,776	98,554
Depreciation of tangible assets	4,034	5,334	724	2,307	36,135
Depreciation of intangible assets	79,097	25,955	-	25,955	183,623
Consultants and subcontractors	2,822,224	-	449,437	-	9,301,538
General and administrative	404,561	438,284	102,984	181,479	4,311,746

N	3,313,078	544,409	550,464	212,517	13,996,549
NET LOSS FROM OPERATIONS	(3,313,078)	(544,409)	(550,464)	(212,517)	(13,996,549)
WRITE DOWN OF INTANGIBLE ASSET	-	-	-	-
GAIN ON DISPOSAL OF SUBSIDIARY	120,552	-	120,552	-	120,552
PROCEEDS FROM LEGAL SETTLEMENT	21,658	-	-	-	21,658
NET LOSS	(3,170,868)	(544,409)	(429,912)	(212,517)	(13,854,339)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	30,816	-	7,971	-	-
COMPREHENSIVE LOSS	(3,140,052)	(544,409)	(421,941)	(212,517)	(13,854,339)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.06)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	56,265,739	26,073,251	56,988,014	26,983,869

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30		Period August 25, 2000 (Date of Inception) to
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(429,912)	$(212,517)	$(13,848,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	724	28,262	137,256
Cancellation of common stock	-	-	(16,000)
Common stock issued for debt	-	-	481,285
Common stock issued in settlement of legal claim	-	-	59,408
Accounts payable forgiven	-	(20,321)	(10,171)
Issuance of common stock for services	880,094	-	9,826,670
Common stock issued for salaries	-	-	986,500
Write-off of salaries payable	-	-	(111,355)
Write-off of director’s compensation	-	-	(200,000)
Write-off of intangible asset	-		1,375,644
Changes in operating assets and liabilities:	(144,207)	(287,826)	(36,920)
Net Cash Used in Operating Activities	306,699	(492,402)	(1,355,803)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (acquisition) of Multi-Source Inc.	-	-	131,224
Disposal (purchase) of property and equipment	-	(11,384)	(44,702)
Net Cash Used in Investing Activities	-	(11,384)	86,522

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	(183,668)	173,482	305,042
Loans payable	(145,160)	-	-
Proceeds from issuance of stock	20,000	339,429	964,250
Net Cash Provided by Financing Activities	(308,828)	512,911	1,269,292

EFFECT OF FOREIGN CURRENCY TRANSLATION	442	(9,866)	-

NET INCREASE IN CASH	(1,687)	(742)	11
CASH BEGINNING OF PERIOD	1,698	15,039	-
CASH END OF PERIOD	$11	$14,297	$11

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Three Months Ended June 30,		Period August 25, 2000 (Date of Inception) to
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Disclosure of Cash Flows Information:
Interest paid	$5,064	$3,331	$43,713
Shares issued (cancelled) to settle debt and accounts payable	880,094	113,799	(36,700)
Issuance of common stock to acquire Multi-Source	$-	$1,147,500	$1,147,500

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated as Urbanesq.com Inc. (“Urbanesq”) August 25, 2000 under the laws of the Province of Ontario, Canada.

Effective October 18, 2001, Urbanesq completed a merger with Koala International Wireless Inc. (“Koala”), a public company incorporated in the State of Nevada on August 18, 1999. This merger constituted a reverse takeover of Koala by Urbanesq resulting in the period of operations being reported from the commencement of operations of Urbanesq.

The Company changed its name to KIWI Network Solutions Inc. ( “Kiwi”) on December 23, 2003.

On November 4, 2004 the Company announced a reverse stock split of one of the Corporation’s common stock for each one hundred shares outstanding (100 old for 1 new) and authorized any fractional shares to be rounded to one share.

On February 11, 2005 the Company approved its Amended and Restated Articles of Incorporation, changed the name of the Company to Trimax Corporation (the “Company”), and increased its authorized capital to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share.

On August 17, 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act and Trimax, Trimax acquired all of the outstanding common stock of PLC.

On July 29, 2005, the Company entered into an Exclusive Supply agreement with a technology partner (the "Partner"), a privately-held corporation based in Toronto, Ontario. This agreement provided the Company with the exclusive right to sell Switzerland based Ascom broadband over power line communication access products ("Products") in Canada and non-exclusive rights world wide, which the Partner represented that it had secured from Ascom. In accordance with the agreement, the Partner agreed not to sell

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

or supply Products to any person or legal entity in Canada other than the Company with the exception of any hydro organizations. In consideration for these rights the Company agreed to pay the Partner an annual license fee of $100,000 in Canadian dollars for five years commencing on August 1, 2005.

Subsequent to the signing and the advancement of any funds for the “Exclusive Supply Agreement” the Company was made aware that the product supplier had no right to grant a sub-license from Ascom and the supplier was previously in default on its own license. Due to these events, Trimax secured product from other vendors of broadband over power line (“BPL”) products for which no annual license fees are required to be paid by Trimax. The Company also continues to negotiate an equity position as well as rights in certain areas of the world for BPL products with a company that possesses its own proprietary BPL products.

On June 1, 2006 Trimax entered into a Reorganization Agreement with the shareholders of MSI, a company incorporated in the Province of Ontario, Canada. Under the terms of the Reorganization Agreement, the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for up to 5,000,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. In addition the company allocated $1,557,327 to the acquired intangible assets. The intangible assets have been amortized over a five year period on a straight-line basis. At closing on June 1, 2006, 3,000,000 shares of common stock of Trimax were issued. Of the 3,000,000 shares issued on closing, 750,000 shares were issued to a third party subscriber for transaction costs. Up to an additional 2,000,000 shares were available to be issued to the principal shareholder of MSI subsequent to the acquisition and upon the achievement of certain milestones by the MSI business within 18 months. Due to circumstances surrounding the acquisition of MSI, on April 1, 2007 Trimax terminated the agreement with MSI and, on April 17, 2007, Trimax cancelled the 3,000,000 shares issued to the shareholders of MSI and wrote off its investment in MSI.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements. All significant inter-company accounts and transactions are eliminated.

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

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Intangible Assets

Intangible assets of acquired businesses are stated at cost. The intangibles have limited lives which the Company has determined to be five years. Other intangible assets include deferred financing fees. The Company evaluates intangible assets at least annually to determine whether events and circumstances continue to support a definite useful life.

Acquisition and Disposition of Subsidiary
Multi-Source Inc.
On June 1, 2006 Trimax entered into a Reorganization Agreement with the shareholders of MSI, a company incorporated in the Province of Ontario, Canada whereby the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for up to 5,000,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI were consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. In addition the company allocated an additional $1,557,327 to intangible assets to be amortized over a five year period on a straight-line basis. At the June 1, 2006 closing 3,000,000 shares of common stock of Trimax were issued. Due to legal circumstances surrounding the acquisition and effective April 1, 2007 Trimax terminated the agreement entered into with MSI and on April 17, 2007 Trimax cancelled the 3,000,000 shares issued to the shareholders of MSI as part of the original acquisition. As a result of these changes the assets and liabilities previously recognized through the acquisition of MSI have been written off by the Company and returned to the original owners at their current net book value. The Company has written off its investment in MSI as follows:

Disposal of the net liabilities of MSI due to cancellation of acquisition agreement

Intangible assets - net of amortization	$(1,384,567)
Fixed assets	(6,999)
Loan payable	257,462
Bank loan payable	165,356
Accounts payable	28,941
Deficit	1,060,359
Gain on disposal	$120,552

Intangible assets, net, consisted of the following:

	Estimated Useful Life and Amortization Basis	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
Technology	5 years using straight-line basis	$1,566,250	$(181,683)	$1,384,567
Write off		$(1,566,250)	$181,683	$(1,384,567)
Balance		$-	$-	$-

Deposits toward Acquisition

Trimax continues to negotiate the purchase of a High Speed Internet Access (“HSIA”) service business, including a portfolio of 50 hotels consisting of approximately 4,600 rooms and all existing service contracts and related assets for providing HSIA services to these hotels. The purchase price was $220,230 CDN. Trimax has paid initial deposits and payments totaling $94,595 USD. The Company has halted further payments while in negotiations with 3One for possible mutually beneficial changes in its relationship on a going forward basis. Therefore, remaining payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the Company until fully paid. The deposits and payments paid as of June 30, 2007 have been reflected in the balance sheet under prepaid expenses and deposits. The agreement also provides for 3One to deliver certain BPL equipment based on normal distribution pricing. The acquisition would allow for the potential to upgrade the services, technology, IP applications and broadband provisioning to these hotel sites.

The Company has deposited or caused to be deposited $170,567 towards the acquisition of LCD monitors for the potential future use in advertising media distribution and has issued 3,200,000 shares of common stock valued at $512,000 as a deposit towards the acquisition of certain rights, agreements and contracts pertaining to the development of advertising media distribution.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Convertible Debenture

On May 15, 2006 Trimax secured financing from a private accredited group of investors. The commitment of $1,500,000 is available to be drawn down in $300,000 tranches at Trimax's option. The loans mature on May 14, 2009 at bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached, with each warrant is exercisable for one common share at $1.25 until May 14, 2009. In October of 2006 the company signed an amendment to the convertible financing agreement which encompasses pricing changes and more flexible terms to Trimax. On 10 October 2006 the Company drew down $150,000 of the available loan under the terms of the supplementary and amending agreement to the convertible debenture and simultaneously converted the debenture to equity for the issuance of 750,000 restricted common shares plus warrants for an additional 750,000 common shares exercisable at $0.20 per share.

Capital Stock

On January 24, 2007 the Company issued 10,000,000 restricted common shares to the officers of the company for of services provided to the Company. The fair value was measured at the value of the Company's common stock on the date that the commitment for performance had been reached. This valuation date was January 24, 2007.  The fair value of the equity instrument has been charged directly to compensation expense and additional paid-in capital.

On January 27, 2007 the Company issued 8,300,000 restricted common shares in settlement of accounts payable of $148,400.

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

On April 17, 2007 the Company cancelled the 3,000,000 common shares related to the legal circumstances surrounding the acquisition of MSI. Trimax terminated the agreement to acquire MSI.

On April 25, 2007 the Company cancelled 122,222 shares of common stock originally issued at $0.16 per share for services.

On May 9, 2007 the Company adopted the 2007 Equity Incentive Plan the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company. The total number of shares reserved and available for grant and issuance pursuant to the Plan is 5,000,000 Shares.

On May 14, 2007 the Company issued 3,200,000 shares of common stock for deposits on contracts and issued 1,263,000 shares of common stock for services from consultants, all issued at $0.16 per share.

On May 16, 2007 the Company issued 233,000 shares of common stock for services from consultants at $0.15 per share and issued 200,000 for cash pursuant to a private placement at $0.10 per share.

On May 24, 2007 the Company issued 233,000 shares of common stock for services from consultants at $0.14 per share.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

On July 10, 2007 (approved for issuance June 15, 2007 and recorded in the period ended June 30, 2007) the Company issued 1,700,000 shares of common stock for management services and issued 3,550,000 shares of common stock for services from consultants, all issued at $0.12 per share.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in our annual report on Form 10-KSB for the year ended September 30, 2006.

Preliminary Note Regarding Forward-Looking Statements

This quarterly report and the documents incorporated herein by reference contain forward-looking statements within the meaning of the federal securities laws, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements in this Item 2 ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ as well as throughout this quarterly report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements:

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

Any of the factors described in this quarterly report, including in this Item 2 ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’, could cause our financial results, including our net loss or growth in net loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Plan of Operations

Trimax and its wholly owned subsidiary PLC Network Solutions Inc. are providers of BPL IP communication technologies and applications. Trimax specializes in the development, distribution, implementation, and servicing technologies that use the power grid to deliver 128-bit encrypted high-speed symmetrical broadband for data, voice and video transmission. BPL is a communications technology that turns the existing power line infrastructure and common electrical wiring in commercial and residential buildings into a high-bandwidth network. Broadband is delivered simultaneously on a single platform to every electrical outlet throughout the home or business. To connect, users simply plug a wireless or wired modem into any electrical outlet and plug their computer, phone or IP device into the modem.  Since the building's electrical wiring becomes the backbone for a secure local area network, there is no need to install any new wiring in the walls. The Company's technologies use the existing electrical wiring as a "smart" network to deliver broadband access to computers, video on demand (“VOD”), VoIP phones, surveillance cameras, elevator applications, IPTV, AMR, etc. as well as connect printers, faxes, entertainment systems, etc. on the hotel, office or home network. Installation is usually implemented in a matter of hours or days instead of weeks or months and avoids the expense and disruption to the business of burying cables or opening walls and ceilings to run new cables. This technology has been successfully deployed around the globe, in hotels, homes, apartments, office towers, schools, hospitals, museums and government buildings.

No further research and development is needed in order for the Company to be able to sell and market its products. In 2006, the Company initiated pilot projects, deployed test equipment begun negotiations of contracts worldwide including North and South America, Africa, India, Pakistan, and Saudi Arabia. Testing of these pilots continues to this day as in depth testing of the BPL technology remains a criteria before a closing of any potential contracts.. The Company anticipates and foresees an eventual significant trend towards the adoption of BPL technology worldwide.

For the three months ended June 30, 2007 the Company incurred a loss in the amount of $453,023 ($212,517 for the comparable three months of 2006) and incurred a loss in the amount of $3,170,868 for the nine months ended June 30, 2007 ($544,409 for the comparable nine months of 2006). Most of the expenses incurred during this period were for basic monthly Company expenses including marketing and technological expenses. These expenditures were principally due the development of marketing strategies, costs associated with deploying test pilots for potential customers and clients in markets around the globe. Also included are salary and travel costs related to increased sales and marketing functions.

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

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all. No material commitments for capital expenditures were made during the three month period ended June 30, 2007.

The forecasted expenses of implementing the Company's business plan will exceed the Company's current resources. The Company therefore will need to secure additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management; however the company feels that it can draw down on funds through a previously executed convertible debenture agreement executed on May 15, 2006. This commitment is non binding; therefore, there can be no assurances that any additional funds will be available on terms acceptable to the Company at all. The agreement is with a private accredited group of investors. The total commitment is for $3,000,000 plus warrants and is to be drawn down in tranches of up to $300,000 at Trimax's option. The loans mature on May 14, 2009 and bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached, with each warrant exercisable for one common share at $1.25 until May 14, 2009. In October 2006 the Company drew down $150,000 of the available funds.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation for fraud and fraudulent misrepresentation alleging damages of $1,250,000. Subsequently, Trimax received a court ordered judgment, and is awaiting payment of $107,000 plus applicable legal fees and interest. During the second quarter ended March 31, 2007 the Company received $25,000 from Electrolinks Corporation. Although the remaining balance is a legal receivable, the Company has taken a 100% allowance against the balance due.

On May 22, 2006 Trimax was notified of an action out of the district court of Clark County Nevada whereby 16 plaintiffs registered an action exceeding $50,000. The Company has now negotiated a settlement whereby the judgement it holds against Electolinks Corporation. shall be dropped in exchange for the pending action in Nevada also being dropped by Trimax. The Company would then pay an additional $20,000 to the plaintiffs. The deal has been accepted and is final discussions and anticipates on having the settlement closed within the next 60 days.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2007 the Company issued 10,000,000 restricted common shares to the officers of the company for of services provided to the Company. The fair value was measured at the value of the Company's common stock on the date that the commitment for performance had been reached. This valuation date was January 24, 2007.  The fair value of the equity instrument has been charged directly to compensation expense and additional paid-in capital.

On January 27, 2007 the Company issued 8,300,000 restricted common shares in settlement of accounts payable of $148,400.

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

On April 17, 2007 the Company cancelled the 3,000,000 common shares related to the legal circumstances surrounding the acquisition of MSI. Trimax terminated the agreement to acquire MSI.

On April 25, 2007 the Company cancelled 122,222 shares of common stock originally issued at $0.16 per share for services.

On May 9, 2007 the Company adopted the 2007 Equity Incentive Plan the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company. The total number of shares reserved and available for grant and issuance pursuant to the Plan is 5,000,000 Shares.

On May 14, 2007 the Company issued 3,200,000 shares of common stock for deposits on contracts and 1,263,000 shares of common stock for services from consultants, all issued at $0.16 per share.

On May 16, 2007 the Company issued 233,000 shares of common stock for services from consultants at $0.15 per share and issued 200,000 for cash pursuant to a private placement at $0.10 per share.

On May 24, 2007 the Company issued 233,000 shares of common stock for services from consultants at $0.14 per share.

On July 10, 2007 (approved for issuance June 15, 2007 and recorded in the period ended June 30, 2007) the Company issued 1,700,000 shares of common stock for management services and 3,550,000 shares of common stock for services from consultants, all issued at $0.12 per share.

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

Date: August 12, 2007

By:	/s/ Robert Vivacqua
Name: Robert Vivacqua
Title: Chief Financial Officer

Date: August 12, 2007