Form 10KSB
period 2007-09-30
TRIMAX CORP
filed 2008-01-15
CIK 1094651

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-32749

TRIMAX CORPORATION
(Exact name of small business issuer in its charter)

Nevada	76-0616468
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Lombard Street, Suite 204
Toronto, Ontario M5C-1M1
(Address of principal executive offices)

Issuer's telephone number: (416) 368-4060

Securities registered under Section 12(b) of the Exchange Act:
 None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐ Yes ☒ No ☐

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

State issuer’s revenues for its most recent fiscal year:
Registrant’s revenues for its most recent fiscal year: $nil

As of December 15, 2007 the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $509,668 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System.

On December 15, 2007 the registrant had issued 63,469,766 shares of Common Stock, par value $0.001; and had issued nil shares of preferred stock, par value $0.001.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Trimax Corporation

Index to
Annual Report on Form 10-KSB
For the Year Ended September 30, 2007

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Nature of Operations

Urbanesq.com Inc. (“Urbanesq”) was incorporated August 25, 2000 under the laws of the Province of Ontario.

Effective October 18, 2001, Urbanesq completed a merger with Koala International Wireless Inc. (“Koala”), a public company incorporated in the State of Nevada on August 18, 1999. This merger constituted a reverse takeover of Urbanesq by Koala resulting in the operations of Urbanesq being reported by the Company from the commencement of operations of Urbanesq.

The Company changed its name to KIWI Network Solutions Inc. on December 23, 2003.

On November 4, 2004 the Company announced a reverse stock split of the Corporation’s common stock of one new share for each one hundred shares outstanding in the name of such shareholder; and authorized any fractional shares to be rounded to one share.

On February 11, 2005 the Company approved its Amended and Restated Articles of Incorporation, changed the name of the Company to Trimax Corporation (“Trimax”or the “Company”), and increased the number of its authorized stock to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share.

On August 17, 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of PLC.

On July 29, 2005 the Company entered into an Exclusive Supply Agreement with a technology supplier (the "Partner"), a privately-held corporation based in Toronto, Ontario. This agreement provided the Company with the exclusive right to sell Switzerland based Ascom broadband over power line communication access products ("Products") in Canada and non-exclusive rights world wide, which Partner represented that it had secured itself from Ascom. In accordance with the agreement, Partner agreed not to sell or supply Products to any other person or legal entity in Canada with the exception of any hydro organizations. In consideration for these rights the Company paid the Partner an annual license fee of $100,000 in Canadian dollars for five years commencing on August 1, 2005.

Subsequent to the signing and the advancement of funds for the Exclusive Supply Agreement the Company was made aware that the technology supplier had no right to grant a sub-license from Ascom. Furthermore, the supplier was previously in default and was never in any position to grant any sub-license on its own license. Due to these events, Trimax has since developed relationships with other vendors for BPL products, whom the Company considers to be more cost effective while possessing similar performance characteristics. As well, no annual license fees are required to be paid by Trimax.

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation alleging damages of $1,250,000, subsequently received a court ordered judgment in the Company’s favour of $132,000, received $25,000 and is awaiting payment of a further $107,000 plus applicable legal fees and interest.

On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of MSI.
Under the terms of the Reorganization Agreement, the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for up to 5,000,000 shares of Trimax’s common stock.

The acquisition of MSI was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. In addition the company allocated $1,557,327 to the acquired intangible assets. The intangible assets have been amortized over a five year period on a straight-line basis. Of the exchange for up to 5,000,000 shares, 3,000,000 shares of common stock of Trimax were issued at closing on June 1, 2006. 750,000 shares of this 3,000,000 were issued to a third party subscriber for transaction costs. Up to 2,000,000 additional shares may be issued to the principal shareholder of MSI, subsequent to the acquisition, upon the achievement of certain milestones by the MSI business within 18 months of the closing date.

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

In March of 2007, Trimax terminated its acquisition of Multi-Source on the grounds of Breach of Contract.

On August 14, 2007, pursuant to an asset purchase agreement by and between Cybersonics Broadcast Services Inc., a company incorporated in the Province Of Ontario under the Business Corporations Act, and Trimax, 2,000,000 shares of Trimax common stock were issued as a deposit towards the acquisition of assets known as Multi-Media Management Distribution Technology.

Overview

Trimax is a broadband over power line (“BPL”) integrator and service provider. Using existing powerline infrastructures, it delivers innovative data, voice and video communications to commercial, residential and other markets. BPL technology has evolved from 85 mbps to where new generation chip sets now deliver applications at 225 mbps transfer rates. New applications such as video streaming, online gaming and IPTV need sufficient bandwidth to operate. BPL’s fiber-like speeds are now considerably faster than cable or DSL without the corresponding costs. Utility companies have been slow to adopt the technology as further test pilots are required for any eventual broad scale deployment.

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

In pursuit of companies and technologies that can deliver a revenue base which will eventually allow it to be self sufficient, Trimax has entered into on going negotiations for BPL digital signage and content management technology with Cybersonics Broadcast Services Inc. Trimax hopes its efforts will lead to contracts for digital signage and content management.

The Company has since been involved in several projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. These projects have not yet become revenue generating and remain at the demonstrational stage. Trimax has been showcasing a complete digital signage solution, including content management software and remote management tools for administrators to manage larger scale deployments which can be further enhanced and be made more cost effective with the use of BPL technology.

As a result of its efforts, Trimax has purchased 126 digital signage screens for an anticipated initial order totalling $226,000. Trimax has further invested thus far $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business.

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

Since inception through September 30, 2007 the Company has incurred cumulative losses of $15,643,066 and has never generated enough funds through operations to support its business. The Company expects to continue to incur operating losses through 2008.
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

The Company has not yet generated any meaningful revenues from the sale of its products, is currently unprofitable and the possibility exists that it may never become profitable. Since inception, the Company has funded its research and development activities primarily from private placements of equity and debt securities, a bank loan and short term shareholder advances from certain executive officers. As a result of its substantial research and development expenditures and limited product revenues, the Company has incurred substantial net losses. The Company’s ability to achieve profitability will depend primarily on its ability to successfully commercialize its BPL solutions.

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

Ninety six percent of the world’s population is connected by a common ubiquitous network - the electric powerline infrastructure. BPL is an alternative to communications technology for the Telecommunications and Cable communications sectors that use Digital Subscriber Line (“DSL”) and cable modem technologies for last mile delivery of high-speed internet. Trimax is attempting to position itself to gain first-to-market traction in this relatively untapped new market place in both the developed and developing world.

Trimax is attempting to expand by growing its operations and by way of partnerships and acquisitions.
Trimax is well positioned to capture market share in the expanding Broadband over Powerline (“BPL”) application and equipment markets through digital signage and content management. Investments have been made into Cybersonics Sound Technologies, and the acquisition of various assets known as Multi-Media Management Distribution Technology through Cybersonics Broadcast Services Inc.

Restatement of Financial Statements

The Company has restated its comparative consolidated financial statements for the year ended September 30, 2005 due to an accounting change based on new events and transactions during the quarter ended March 31, 2006.

On August 17, 2005 Trimax acquired all of the outstanding common stock of PLC Network Solutions Inc. (“PLC”) whereby each share of the 21,900,000 issued and outstanding common stock of PLC were converted into the right to receive one share of Trimax stock. Originally for accounting purposes the acquisition was treated as a recapitalization of PLC with PLC as the acquirer (reverse acquisition).

However, on March 16, 2006 the Company effectively cancelled 16,000,000 common shares for reason of non payment and no consideration. Enough shares were cancelled so that the remaining shareholders were not sufficient enough to take control of Trimax and therefore the original accounting treatment for the acquisition as a reverse merger was no longer appropriate. Consequently, the Company has restated its comparative figures and accounted for the acquisition using the purchase method whereby Trimax acquired 100% of PLC.

As a result of the restatement of the September 30, 2005 consolidated financial statements, additional paid-in capital and accumulated deficit balances have been reclassified to include the historical financial statements of Trimax since August 25, 2000 (inception). The historical financial statements initially reported were those of PLC.

The effect on the consolidated balance sheet as of September 30, 2005 was to increase additional paid-in capital by $9,230,593 and to increase the accumulated deficit by $9,202,808. The effect on the consolidated statements of operations for the period from inception (August 25, 2000) to September 30, 2005 was an increase in the net loss of $9,830,312. This change had no effect on the earnings subsequent to the acquisition and had no effect on the earnings per share for the year ended September 30, 2005.

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

Trimax has made a deposit towards the purchase of a High Speed Internet Access (“HSIA”) service business, including a portfolio of 50 Hotels consisting of approximately 4,600 rooms and all existing service contracts and related assets for providing HSIA services to these hotels, motels and resorts. The acquisition would allow for the potential to upgrade the services, technology, IP applications and broadband provisioning to these hotel sites. The purchase price was $220,230 CDN. Trimax has paid initial deposits and payments totalling $94,600 USD. The company has halted further payments while in negotiations with 3One for possible mutually beneficial changes in its relationship on a going forward basis. Therefore, remaining, payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the company until fully paid, the deposits and payments paid as of September 30, 2006 have been reflected in the balance sheet under prepaid expenses and deposits. No additional deposits and payments have been paid subsequent to year end. The agreement also provides for 3One to deliver certain BPL equipment based on normal distribution pricing.

Multi-Media Management Distribution Technology

On August 14, 2007, pursuant to an asset purchase agreement by and between Cybersonics Broadcast Services Inc., a company incorporated in the Province Of Ontario under the Business Corporations Act, and Trimax, 2,000,000 shares of Trimax common stock were issued as a deposit towards the acquisition of assets known as Multi-Media Management Distribution Technology and issued 1,200,000 shares of common stock pursuant to a supply chain agreement to purchase certain digital signage screens.
As a result of its efforts, Trimax has purchased 126 digital signage screens for an anticipated initial order totalling $226,000. Trimax has further invested thus far $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business.

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

Employees

The Company currently has no employees. The Company looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants. Management plans to use consultants, attorneys and accountants as necessary.
A portion of any future employee compensation package likely would include the right to acquire stock in the Company, which would dilute the ownership interest of holders of existing shares of the Company's common stock.

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

On May 22, 2006 Trimax was notified of an action out of the district court of Clark County Nevada whereby 16 plaintiffs registered an action for $120,000 against the Company. Both parties have agreed to a settlement. The proposed settlement will consist of a payment of $25,000 from Electrolinks Corporation (see prior paragraph) in exchange for a full release by Trimax. Trimax will then proceed to pay $25,000 to have the action in Nevada dropped. This settlement is expected to be finalized no later than March 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common shares, par value $0.001 (the “Shares”) were approved for quotation on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol KTLR on August 24, 2001. In connection with the change of the Company's name to Koala International Wireless Inc., the Company's trading symbol was changed to KIWI on December 10, 2001. The Company changed its name in January 2004 to Trimax Corporation. The Company completed a 1 for 100 reverse split on November 5, 2004 at which time the Company’s trading symbol was changed to TXMO.

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

On 1 June 2006 the Company issued 2,275,985 private placement restricted common shares in settlement of certain debts.

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

On November 16, 2006 the Company's Board of Directors approved the issuance of 2,000,000 private placement restricted common shares in exchange for $100,000 of services provided to the Company.

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

On March 3, 2007 the company issued 1,000,000 private placement restricted common shares in exchange for $155,000 of services provided to the Company at which time the stock was valued at $0.15.  The fair value of the equity instrument has been charged directly to the income statement and additional paid-in capital.

During the quarter ended March 31, 2007, the Company issued 588,461 private placement common shares to various investors at an issue price of between $0.10 and $0.13 per share.

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

On July 10, 2007 the Company issued 1,700,000 shares of common stock for management services and issued 3,550,000 shares of common stock for services from consultants, all issued at $0.12 per share.

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

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed above. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Several factors that could cause or contribute to such differences include those discussed in the "Risk Factors" section of this Form 10-KSB.

PLAN OF OPERATIONS

Trimax and its wholly owned subsidiary, PLC Network Solutions Inc., are providers of broadband over power lines (‘BPL’) communication technologies. Trimax specializes in the development, distribution, implementation, and servicing technologies that use the power grid to deliver 128-bit encrypted high-speed symmetrical broadband for data, voice and video transmission.

BPL is a communications technology that turns the existing power line infrastructure and electrical wiring in commercial and residential buildings into a high-bandwidth network. Broadband is delivered to every electrical outlet throughout the home or business. To connect, users plug a modem into any electrical outlet and plug their computer, phone or IP device into the modem.  There is no need to install any new wiring in the walls. The company's technologies use the existing electrical wiring as a "smart" network to deliver broadband access to computers, video on demand (“VOD”), VOIP phones, surveillance cameras, elevator applications, IPTVs, AMR, etc. as well as connect printers, faxes, entertainment systems, etc. on the hotel, office or home network.

Installation is usually implemented in a matter of hours or days instead of weeks or months and avoids the expense and disruption to the business of burying cables or opening walls and ceilings to run new cables, which is necessary for other hard wired broadband access technologies. This technology has been successfully deployed by others around the globe, in hotels, homes, apartments, office towers, schools, hospitals, museums and government buildings.

To date, Trimax has generated nil revenues from sales of its products.

The Company and its BPL devices are presently Federal Communications Commission (“FCC”) certified. No further research and development is needed in order for the Company to be able to sell and market its products. The Company is undergoing pilot projects, deployed test equipment and been in negotiations with various parties and anticipates an increase in interest for deployment of its devices and bundled services in the 2008 calendar year. The Company anticipates securing some contracts in 2008 for its devices and bundled services in emerging markets.

For the fiscal year ended September 30, 2007 the Company incurred a loss in the amount of $4,959,595. Most of the expenses incurred during this period were for basic monthly Company expenses including marketing and technological expenses. These expenditures were principally due to costs related to the development of marketing strategies and costs associated with deploying pilot projects for potential customers and clients. Also included are salary and travel costs related to increased sales and marketing functions. Operation costs over the next year will depend on a number of factors, including the costs attributed to the various products acquired from third party suppliers, as well as the cost of marketing, research and executing its marketing campaign. These expenditures are expected to be financed mainly through a convertible debenture agreement and through various private placements. No sources of funds are currently in place or available to the Company.

Recent Developments and Discussions

The company has been involved in several pilot projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. These pilots thus far have yielded promising reactions and feedback. Trimax has been showcasing a complete digital signage solution, including content management software and professional remote management tools for administrators to manage larger-scale deployments which tools can be enhanced and more cost effective with the use of the Broadband over Power Lines technology (BPL). Trimax has purchased 126 Digital Signage Screens for an anticipated initial order totalling $226,000usd and has invested thus far $90,000 to Cybersonics Sound Technologies Inc., a company established in the distribution of advertising content to off sight locations via radio and streaming video over the internet. The Company continues to negotiate with Cybersonics Sound Technologies for a mutually beneficial business arrangement.

Liquidity and Capital Resources

Since the consummation of the acquisition of PLC Network Solutions Inc. the Company has raised funds through a convertible debenture and private placement funds through various investors. The Company continues to attempt to raise funds through its convertible debenture and various small individual investors in the effort to keep its business operational until it can be self sufficient. The Company foresees a trend towards the adoption of BPL devices and the technology in general which will assist the Company in the prospects of being able to attract and procure revenue generating clients and contracts. Although the Company anticipates raising the finances necessary to allow it to fulfill its needs until revenues are received and the Company is self sufficient, there can be no assurance that any additional funds will be available on terms acceptable to the Company, or at all.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to expand its operations. There can be no guarantee that financing in amounts adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all. No material commitments for capital expenditures were in place or made at September 30, 2007.

The forecasted expenses of implementing the Company's business plan will exceed the Company's current resources. The Company therefore will need to secure additional funding through an offering of its securities or through capital contributions from its stockholders.

No commitments to provide additional funds have been made by management; however, the Company hopes that it can draw down on funds through a previously executed convertible debenture agreement executed on May 15, 2006. This commitment is non binding; there can be no assurances that any additional funds will be available on terms acceptable to the Company, or at all. The agreement is with a private accredited group of investors. The commitment of $1,500,000 is available to be drawn down in $300,000 tranches at Trimax's option. The loans mature on May 14, 2009 and bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached, with each warrant exercisable for one common share at $1.25 until May 14, 2009. In October 2006 the Company and the investors agreed to allow the Company to draw down two increments of $150,000 of the available funds. The Company has drawn down a total of $300,000usd from this financing convertible debenture agreement. The finance group has elected to convert to equity, and as a result Trimax has issued shares for the funds received. There are presently no interest charges accruing or fees owed by Trimax.

The Company does not require any further research and development at this time in order to be able to market and sell its products although the Company requires financing and/or joint ventures with strategic partners in order to keep operational. To date the Company has raised funds to keep its business operational and to allow it to market its products and procure contracts. The availability of future financings will depend on market conditions.

Effect of Fluctuations in Foreign Exchange Rates

The Company's reporting and functional currency is the US dollar. Currently, most of the Company's assets are located in Canada. Transactions in Canadian dollars have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company's international operations in other than US dollars will be subject to foreign exchange risk. To date, there have been no international operations.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements. We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:

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

Foreign Translation Adjustment

The accounts of the Company were translated into United States dollars in accordance with the provisions of SFAS No. 52, Foreign Currency Translation. In accordance with the provisions of SFAS No. 52 transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

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

We have audited the accompanying consolidated balance sheet of Trimax Corporation and Subsidiaries (A Development Stage Company) as at  September 30, 2007 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the  year then ended  and for the cumulative period from inception to September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Trimax Corporation and Subsidiaries as of September 30, 2006 and 2005, were audited by other auditors whose report dated December 20, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimax Corporation and Subsidiaries (A Development Stage Company) as at September 30, 2007 and the results of its operations, cash flows and changes in stockholders' deficit for the year then ended and for the cumulative period from inception to September 30, 2007 in accordance with accounting principles generally accepted in the United States of America.

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

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
December 17, 2007

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT 30 SEPTEMBER
(Expressed in United States Dollars)

	2007	2006
ASSETS
Current Assets
Cash	$12,011	$764
Prepaid expenses	-	107,027
Deposits on acquisitions	811,380	-
Total Current Assets	823,391	107,791
Long Term Assets
Equipment	9,863	17,654
Intangibles	-	1,463,483
Total Long Term Assets	9,863	1,481,137
Total Assets	$833,254	$1,588,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Indebtedness	-	20,622
Accounts payable and accrued liabilities	339,668	364,967
Payable to related parties	434,586	413,603
Other loans and advances payable	158,637	-
Long term debt - current portion	-	54,528
Total Current Liabilities	932,891	853,720
Long Term Liabilities
Long term debt	-	98,496
Total Liabilities	932,891	952,216
Commitment and Contingent Liability

Stockholders' Equity (Deficit)
Authorized
100,000,000 Common shares par value of $0.001 each
20,000,000 Preferred shares par value of $0.001 each
Issued and outstanding
63,469,766 (32,290,787 - 2006) Common shares	63,470	32,291
Nil preferred shares	-	-
Additional paid-in capital	15,399,248	11,311,180
Accumulated other comprehensive loss	80,711	(23,288)
Deficit accumulated during the development stage	(15,643,066)	(10,683,471)
Total Stockholders' Equity (Deficit)	(99,637)	636,712
Total Liabilities and Stockholders' Equity	$833,254	$1,588,928

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	For The Year Ended 30 September 2007	For The Year Ended 30 September 2006	For The Period From Inception to 30 September 2007

EXPENSES
Consultants and professional fees	$913,640	$276,469	$7,392,954
Stock compensation expense	1,319,625	-	1,319,625
General and administrative	398,889	257,065	1,949,858
Management fees	100,957	231,438	1,019,395
License fees	-	50,523	64,953
Investor relations	155,000	-	155,000
Financial	85,927	8,379	181,319
(Gain) loss on exchange	(9,131)	(9,565	(17,569)
Stock based compensation	1,964,000	-	2,962,660
Product development	-	-	400,495
Selling and promotion	105,900	-	310,974
Depreciation of intangible assets	80,959	104,526	181,683
Depreciation of tangible assets	2,360	7,772	38,263
	5,118,126	926,607	15,959,610
NET OPERATING LOSS	(5,118,126)	(926,607)	(15,959,610)
GAIN ON DISPOSAL OF SUBSIDIARY	158,531	-	158,531
LEGAL SETTLEMENT	-	120,000	120,000
WRITE OFF MERGER GOODWILL	-	-	38,013
OPERATING LOSS BEFORE INCOME TAX	$(4,959,595)	$(1,046,607)	$(15,643,066)
Income Tax	-	-	-
NET LOSS	$(4,959,595)	$(1,046,607)	$(15,643,066)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	103,999	(17,929)	80,711
COMPREHENSIVE LOSS	$(4,855,596)	$(1,064,536)	$(15,562,355)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.09)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	53,243,903	27,836,636

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED 30 SEPTEMBER 2007 AND 2006 AND FROM INCEPTION TO 30 SEPTEMBER 2007
(Expressed in United States Dollars)

	Shares	Common Stock	Additional Paid-in Capital	Stock issuable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)

25 August 2000	5,400	$6	$27,183	$-	$-	$-	$27,189
Foreign currency	-	-	-	-	(194)	-	(194)
Net loss	-	-	-	-	-	(45,676)	(45,676)
Stock subscribed for services and concept	-	-	-	40,192	-	-	40,192
Balance 30 September 2000	5,400	6	27,183	40,192	(194)	(45,676)	21,511
Foreign currency	-	-	-	-	8,643	-	8,643
Stock issued	8,142	8	187,397	(40,192)	-	-	147,213
Net loss	-	-	-	-	-	(179,888)	(179,888)
Balance 30 September 2001	13,542	14	214,580	-	8,449	(225,564)	(2,521)
Stock issued to acquire subsidiary	111,458	111	(119,328)	-	-	119,218	1
Stock cancelled	(5,000)	(5)	(3,810)	-	-	3,815	-
Stock issued for settlement of debt	16,460	16	59,364	-	-	-	59,380
Stock issued for salaries	500	1	2,499	-	-	-	2,500
Stock option benefit	-	-	2,263,560	-	-	-	2,263,560
Foreign currency	-	-	-	-	(3,436)	-	(3,436)
Net loss	-	-	-	-	-	(3,137,115)	(3,137,115)
Balance 30 September 2002	136,690	137	2,416,865	-	5,013	(3,239,646)	(817,631)
Sock issued for debt	87,590	87	926,468	-	-	-	926,555
Stock issued on exercise of options	11,000	11	42,989	(7,100)	-	-	35,900
Stock issued for services and technology	28,645	29	289,427	-	-	-	289,456
Stock issued for consulting	155,000	155	1,549,845	-	-	-	1,550,000
Stock compensation benefit	-	-	214,660	-	-	-	214,660
Stock compensation	95,000	95	949,905	-	-	-	950,000
Foreign currency	-	-	-	-	(162)	-	(162)
Net loss	-	-	-	-	-	(3,212,184)	(3,212,184)
Balance 30 September 2003	514,195	514	6,390,159	(7,100)	4,851	(6,451,830)	(63,406)
Adjustment	23	-	123,031	-	-	(123,031)	-
Stock issued for debt	378,000	378	188,622	-	-	-	189,000
Shares cancelled	(38,000)	(38)	(379,962)	-	-	-	(380,000)
Stock issued on exercise of options	3,000	3	14,997	7,100	-	-	22,100
Stock issued for services and technology	115,000	115	1,379,885	-	-	-/	1,380,000
Shares issued for consulting	189,000	189	1,330,811	-	-	-	1,331,000
Stock issued for compensation	1,500	2	23,998	-	-	-	24,000
Shares cancelled	(39,000)	(39)	(398,961)	-	-	-	(399,000)
Shares cancelled	(40,000)	(40)	(399,960)	-	-	-	(400,000)
Foreign currency	-	-	-	-	769	-	769
Net loss	-	-	-	-	-	(2,799,751)	(2,799,751)
Balance 30 September 2004	1,083,718	$1,084	$8,272,620	$-	$5,620	$(9,374,612)	$(1,095,288)
Acquisition of PLC Network Solutions Inc.	21,900,000	21,900	-	-	(5,620)	(99,668)	(83,388)
Common stock issued for debt	18,200,000	18,200	937,554	-	-	-	955,754
Common stock issued for services	50,000	50	24,950	-	-	-	25,000
Common stock issuable - debt settlement	-	-	-	50,998	-	-	50,998
Common stock issuable - cash	-	-	-	166,316	-	-	166,316
Foreign currency	-	-	-	-	(5,359)	-	(5,359)
Net loss	-	-	-	-	-	(162,584)	(162,584)
Balance 30 September 2005	41,233,718	$41,234	$9,235,124	$217,314	$(5,359)	$(9,636,864)	$(148,551)
Common stock issued for cash	1,706,084	1,706	760,700	(217,314)	-	-	545,092
Cancellation of common stock	(16,000,000)	(16,000)	-	-	-	-	(16,000)
Common stock issued for debt	2,275,985	2,276	111,523	-	-	-	113,799
Common stock issued in settlement of legal claim	75,000	75	59,333	-	-	-	59,408
Acquisition of Multi-Source Inc.	3,000,000	3,000	1,144,500	-	-	-	1,147,500
Foreign currency	-	-	-	-	(17,929)	-	(17,929)
Net loss	-	-	-	-	-	(1,046,607)	(1,046,607)
Balance 30 September 2006	32,290,787	$32,291	$11,311,180	$-	$(23,288)	$(10,683,471)	$636,712
Common stock issued for cash	1,538,461	1,538	227,308	-			228,846
Cancellation of common stock	(3,000,000)	(3,000)	(1,144,500)	-	-	-	(1,147,500)
Common stock issued for services	29,440,518	29,441	4,408,520	-	-	-	4,437,961
Common stock issued for deposits on acquisitions	3,200,000	3,200	508,800	-	-	-	512,000
Value of warrants issued	-	-	87,940	-	-	-	87,940
Net loss	-	-	-	-	-	(4,959,595)	(4,959,595)
Foreign exchange	-	-	-	-	103,999	-	103,999

Balance 30 September 2007	63,469,766	63,470	15,399,248	-	80,711	(15,643,066)	(99,637)

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION (A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)

	For The Year Ended 30 September 2007	For The Year Ended 30 September 2006	For The Period From Inception to 30 September 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,959,595)	$(1,046,607)	$(15,643,066)
Adjustment to reconcile net loss to net cash used:
Depreciation of tangible assets	2,360	7,772	38,263
Depreciation of intangible assets	80,959	107,024	181,683
Gain on disposal of subsidiary	158,531	-	158,531
Cancellation of common stock	-	(16,000)	(16,000)
Stock compensation expense - warrants	87,940	-	87,940
Common stock issued for debt	-	113,799	113,799
Common stock issued in settlement of legal claim	-	59,408	59,408
Accounts payable forgiven	-	-	(10,171)
Common stock issued for services	4,437,961	-	11,894,037
Write off of salaries payable	-	-	(111,355)
Write off of directors compensation	-	-	(200,000)
Changes in operating assets and liabilities:
Stock subscriptions receivable	-	21,900	-
Prepaid expenses	107,027	(22,864)	-
Accounts payable and accrued liabilities	(17,054)	71,306	1,411,308
NET CASH USED IN OPERATING ACTIVITIES	(101,871)	(704,262)	(2,035,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Multi-Source Inc.	(240,696)	14,016	(226,680)
Deposits on acquisitions	(299,380)	-	(299,380)
Acquisition of equipment	(4,818)	(7,110)	(58,190)
CASH FLOWS USED IN INVESTING ACTIVITIES	(544,894)	6,906	(584,250)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) proceeds from long term debt	12,332	2,077	165,356
(Repayment) advances from related parties	312,729	105,095	456,917
Other loans and advances	158,637	-	910,452
Proceeds from the issuance of common stock	228,846	545,092	1,133,049
CASH FLOWS USED IN FINANCING ACTIVITIES	712,544	652,264	2,665,774

EFFECT OF FOREIGN CURRENCY TRANSLATION	(54,532)	26,001	(33,890)
NET (DECREASE) INCREASE IN CASH	11,247	(19,091)	12,011
CASH, BEGINNING OF YEAR	764	19,855	-
CASH, END OF YEAR	$12,011	$764	$12,011

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS

On 11 February 2005 Kiwi Network Solutions Inc. approved its Amended and Restated Articles of Incorporation and changed its name to Trimax Corporation (“Trimax” or "the Company"), and increased the number of its authorized shares of common and preferred stock to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share.

On 17 August 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act and Trimax, Trimax acquired all of the outstanding common stock of PLC for the issuance of 5,900,000 shares of common stock.

Basis of Consolidation:

The consolidated financial statements include the accounts of PLC Network Solutions Inc. and the Company.  All inter-company accounts and transactions have been eliminated in the consolidation.

On 29 July 2005, the Company entered into an Exclusive Supply agreement with a technology partner (the "Partner"), a privately-held corporation based in Toronto, Ontario. This agreement provided the Company with the exclusive right to sell Switzerland based Ascom broadband over power line communication access products ("Products") in Canada and non-exclusive rights world wide, which the Partner represented that it had secured from Ascom for itself. In accordance with the agreement, the Partner agreed not to sell or supply Products to any other person or legal entity in Canada with the exception of any hydro organizations. In consideration for these rights the Company agreed to pay the Partner an annual license fee of $100,000 in Canadian dollars for five years commencing on 1 August 2005. Subsequent to the signing and advancement of funds for the “Exclusive Supply Agreement” the Company was made aware that the product supplier had no right to grant a sub-license from Ascom. Furthermore, the supplier was previously in default and was never in any position to grant any sub-license on its own license. Due to these events, Trimax has secured product from other vendors for BPL products, which it considers to be more cost effective and possessing similar performance characteristics and for which no annual license fees are required to be paid by Trimax.

On 22 March 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Subsequently, Trimax received $23,925 towards settlement and is awaiting further payment of $107,000 plus applicable taxes and legal fees.

On 17 May 2006 Trimax entered into a purchase and sale agreement with 3One Networks Inc. ("3One"), a broadband over powerline provider ("BPL"), for the purchase of their High Speed Internet Access ("HSIA") service business, including all existing service contracts and related assets for providing HSIA services to their client list of hotels, motels and resort customers. The purchase price was $220,230. Trimax has paid initial deposits and payments totalling $94,594, with the balance payable in equal monthly instalments ending 18 October 2006. As final payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the Company until fully paid, the deposits and payments paid as at 30 September 2007 have been reflected in the balance sheet under ‘Deposits on Acquisitions’. No additional deposits and payments have been paid subsequent to year end. The agreement also provides for 3One to deliver certain BPL equipment based on normal distribution pricing. The agreement called for the acquisition of the service book for fifty hotels, which represents a recurring revenue stream from 4,600 rooms in total.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS (Continued)

The 3One acquisition allows for the potential to upgrade the services by adding applications and Internet Service Provider provisioning to these hotel sites. The Company has halted further payments while in negotiations with 3One for possible mutually beneficial changes in its relationship on a going forward basis.

On 1 June 2006 Trimax entered into a Reorganization Agreement with the shareholders of Multi-Source Inc. ("MSI"), a company incorporated in the Province of Ontario, Canada.

Under the terms of the Reorganization Agreement the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for 3,000,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. The Company allocated an additional $1,557,327 to the acquired intangible assets. The intangible assets have been amortized over a five year period on a straight-line basis. Up to an additional 2,000,000 shares were eligible to be issued to the principal shareholder of MSI, subsequent to the acquisition, upon the achievement of certain milestones by the MSI business within 18 months.

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

Disposal of the net liabilities of MSI due to cancellation of acquisition agreement

Intangible assets - net of amortization	$(1,384,567)
Fixed assets	(6,999)
Loan payable	291,746
Bank loan payable	165,356
Accounts payable	28,941
Deficit	1,064,054
Gain on disposal	$158,531

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS (Continued)

Intangible assets of MSI, net, consisted of the following:

	Estimated Useful Life and Amortization Basis	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
Technology	5 years using straight-line basis	$1,566,250)	$(181,683)	$1,384,567
Write off		$(1,566,250)	$181,683	$(1,384,567)
Balance		$-	$-	$-

2.	DEPOSITS ON ACQUISITIONS

Trimax continues to negotiate the purchase of a High Speed Internet Access (“HSIA”) service business, including a portfolio of 50 hotels consisting of approximately 4,600 rooms and all existing service contracts and related assets for providing HSIA services to these hotels. The purchase price was $220,230 CDN. Trimax has paid initial deposits and payments totaling $94,595 USD. The Company has halted further payments while in negotiations with 3One for possible mutually beneficial changes in its relationship on a going forward basis. Therefore, remaining payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the Company until fully paid. The deposits and payments paid as of September 30, 2007 have been reflected in the balance sheet under prepaid expenses and deposits. The agreement also provides for 3One to deliver certain BPL equipment based on normal distribution pricing. The acquisition would allow for the potential to upgrade the services, technology, IP applications and broadband provisioning to these hotel sites.

The Company has deposited or caused to be deposited $149,745 towards the acquisition of LCD monitors for the potential future use in advertising media distribution and has issued 3,200,000 shares of common stock valued at $512,000 as a deposit towards the acquisition of certain rights, agreements and contracts pertaining to the development of advertising media distribution.

3.	GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.
The Company's ability to continue as a going concern is contingent upon its ability to obtain the financing and strategic alliances necessary to attain profitable operations. Management is pursuing various sources of financing and intends to raise equity financings by private placements with a private group of investors in the near future.
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
30 September 2007
(Expressed in United States Dollars)

4.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PLC Network Solutions Inc., an Ontario corporation, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company accounts and transactions are eliminated.

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

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

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

Equipment and Depreciation

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Equipment	20% straight line over five years
Furniture and fixtures	20% straight line over five years
Computer	30% straight line over four years

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

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of the Company's prepaid expenses and deposits on acquisitions, accounts payable and accrued liabilities, payables to related parties and other loans and advances payable approximates fair value because of the short-term maturity of these instruments.

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

Intangible Assets

Intangible assets of acquired business is stated at cost. The intangibles have limited lives, which the Company has determined to be five years. Other intangible assets include deferred financing fees. The Company evaluates intangible assets at least annually to determine whether events and circumstances continue to support a definite useful life.

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

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings or (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. Warrants convertible into 750,000 shares of common stock were excluded from the calculation of diluted earnings per share as they would be anti dilutive. There were no dilutive financial instruments for the period ended 30 September 2007 or 2006. Earnings per share have been calculated as follows:

	2007	2006
Numerator: Net loss	$4,959,595	$1,046,647
Denominator: Weighted average number of shares issued	53,243,903	27,836,636

Earnings (loss) per share	$(0.09)	$(0.04)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. We will be required to fully recognize the assets and obligations associated with any defined benefit plan which we may put in place. Effective for our fiscal year ending 2008, we will be required to measure a plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. Currently there is no impact from this standard on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We have not yet determined the impact this standard will have on our financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

6.	EQUIPMENT

The details of equipment and the related accumulated depreciation are set forth below for the indicated periods:

	Cost	Accumulated Depreciation	Net 2007	Net 2006

Equipment	$5,348	$4,679	$669	$382
Furniture and fixtures	2,349	926	1,423	2,710
Computer	13,105	5,334	7,771	14,562
	$20,802	$10,939	$9,863	$17,654

7.	INTANGIBLES

Intangible assets: see note 1
During the year ended September 30, 2007 the Company claimed depreciation on intangibles of $80,959 (2006 - $107,024)

8.	ADVANCES FROM RELATED PARTIES

The advances from directors of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates their market value due to the short-term maturity of the financial instruments.

Owing to:	2007	Receipts	Repayments	2006

D. Peppler, Director	$7,343	$7,343	$-	$-
R. Vivacqua, Director	12,573	12,573	-	-
Pegassus Investments, shareholder	9,985	9,985	-	-
Alliance Marketing, shareholder	100,000	100,000	-	-
Gateways International, shareholder	304,685	182,828	-	121,857
M Spasov, Director	-	-	(291,746)	291,746
	$434,586	$312,729	$(291,746)	$413,603

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

9.	LONG TERM DEBT

Liabilities of Multi-Source Inc. - see note 1	2007	2006

Bank loan, bearing interest at the Business Development Bank of Canada floating rate plus a variance of 2%, repayable in monthly principal payments of $835 plus interest, with the final payment due on 23 July 2009. The loan is personally guaranteed by a shareholder of the Company. This loan is in default and has been demanded to be paid in full by the Business Development Bank of Canada. As a result, the entire amount has been classified as a current liability.	$-	$30,927
Bank loan, bearing interest at the Bank of Montreal Canadian prime rate plus 3%, repayable in monthly principal payments of $1,778 plus interest, with the final payment due on 31 July 2012. The loan is secured by a general security agreement, chattel mortgage, assignment of insurance monies, $40,000 Canadian guaranteed by a shareholder of the Company and subrogation note and pledge of bills in the amount of $50,000 Canadian signed by a shareholder of the Company.	-	122,097
	-	153,024
Less current portion	-	54,528
	$-	$98,496

10.	COMMITMENT AND CONTINGENT LIABILITY

In order to complete the acquisition of 3One, as described in note 2, the Company must complete the required payments of $125,636. The deposits are otherwise non-refundable.

The Company was sued in the State of Nevada, in a class action lawsuit involving multiple plaintiffs, all of whom are former shareholders to PLC Network Solutions Inc., a Canadian company. The Company has negotiated a settlement agreement with the plaintiffs, which has been accepted. The settlement is for a payment of $120,000 over a period of eight months. The Company has recorded this expense for the year ended 30 September 2006.

On May 15, 2006 Trimax secured financing from a private accredited group of investors. The commitment of $1,500,000 is available to be drawn down in $150,000 tranches. Any loans advanced are to mature on May 14, 2009 and bear an annual interest rate of 12%. At the investor's option, any loan is convertible to common shares at their twenty day average trading price. Each common share has one purchase warrant attached, with each warrant exercisable for one common share at $1.25 until May 14, 2009. In October of 2006 the company signed an amendment to the convertible financing agreement which encompasses pricing changes and more flexible terms to Trimax. On 10 October 2006 the Company drew down $150,000 of the available loan under the terms of the supplementary and amending agreement to the convertible debenture and simultaneously converted the debenture to equity for the issuance of 750,000 restricted common shares plus warrants for an additional 750,000 common shares exercisable at $0.20 per share.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

10.	COMMITMENT AND CONTINGENT LIABILITY (C ontinued)

The following table summarizes the Company's warrant activity for the years ended September 30, 2007 and 2006:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, September 30, 2006	-	-	-
Granted during the year	750,000	$0.20	$0.20
Cancelled/Expired	-	-	-

Balance, September 30, 2007	750,000	$0.20	$0.20

11.	CAPITAL STOCK

Authorized
100,000,000	common stock, par value $0.001
20,000,000	preferred stock, par value $0.001

		2007	2006
Issued
63,469,766	common stock	$63,470	$32,291

In September 2004, the Board of Directors approved a 1 new - for -100 old reverse stock split of our outstanding shares of capital stock effective on 5 November 2004. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

On 20 July 2005 the Company issued 21,900,000 common shares at par value to the Company's founders.

On 17 August 2005 Trimax acquired the net liabilities of PLC. This was accounted for as a recapitalization of PLC into Trimax and resulted in the issuance of 19,183,718 shares, further described in note 1.

In August 2005 the Company's Board of Directors approved the issuance 100,000 shares of common stock in exchange for the settlement of $18,446 in debt of the Company.

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

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

11.	CAPITAL STOCK (Continued)

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

On 1 June 2006 the Company issued 2,275,985 private placement restricted common shares in settlement of certain debts.

From 29 June 2006 to September 2006, the Company issued a total of 581,012 various private placement restricted common shares for between $0.16 and $0.40 per share.

On 19 October 2006 the Company's Board of Directors approved the issuance of 750,000 restricted common shares in exchange for a draw down payment of $150,000 from the convertible debenture described above.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

11.	CAPITAL STOCK (Continued)

These shares were issued as a result of an amending agreement in October 2006 to the convertible debenture agreement which outlined the simultaneous issuance of 750,000 restricted common shares and warrants for an additional 750,000 common shares exercisable at $0.20 upon making the first draw down payment from the convertible debenture to the Company.

On November 16, 2006 the Company's Board of Directors approved the issuance of 2,000,000 private placement restricted common shares in exchange for $100,000 of services provided to the Company.

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

On January 27, 2007 the Company issued 8,300,000 restricted common shares in settlement of accounts payable of $1,393,400 or approximately $0.17 per share.

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

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

11.	CAPITAL STOCK (Continued)

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

On July 10, 2007 the Company issued 1,700,000 shares of common stock for management services and issued 3,550,000 shares of common stock for services from consultants, all issued at $0.12 per share.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended 30 September 2007 and 2006 there were no taxes paid and $nil (2006 - $8,379) in interest paid by the Company.
During the year ended 30 September 2006 the Company issued 75,000 shares in settlement of a legal matter.
During the year ended 30 September 2006 the Company issued 2,275,985 private placement restricted common shares in settlement of certain debts for $0.05 per share.
During the year ended 30 September 2007 the Company issued 29,440,518 private placement restricted common shares for services valued at $3,206,276.
During the year ended 30 September 2007 the Company issued 3,200,000 restricted common shares for deposits on acquisitions and valued at $512,000.

13.	RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company issued 11,800,000 common shares to directors of the Company in payment for services rendered to the Company and valued at $1,285,102.
During the year management salaries have been recorded for services of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer totalling $100,000 (2006 - $250,000).

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

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2007
(Expressed in United States Dollars)

14.	INCOME TAXES (Continued)

As at 30 September 2007 the Company has tax losses available to be applied against future year’s income as a result of the losses incurred in the current period as well as losses carried forward from Trimax. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

Components of future income tax assets are:

	2007	2006
Non-capital loss carry-forwards	$15,643,066	$10,683,471
Approximate tax rate	31.12%	35.62%
	4,868,122	3,805,452
Valuation allowance	(4,868,122)	(3,805,452)
	$0	$0

Components of Income Taxes	2007	2006
Federal	$-	$-
State	-	-
Change in deferred tax benefit	1,062,670	721,656
Change in valuation allowance	(1,062,670)	(721,656)
Income taxes	$-	$-

15.	SUBSEQUENT EVENTS

On 27 November 2007 the Company's Board of Directors approved the issuance of up to 41,767,000 common shares in settlement of amounts payable to related parties and other loans and advances payable of $417,670.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007 our disclosure controls and procedures are insufficient to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Management believes that the Company’s records provide the information required to be disclosed in our reports filed or submitted under the Exchange Act and that such information is recorded, processed, summarized and reported, but not on a timely basis. This weakness is due to a lack of personnel and is being overcome by the direct involvement of the Company’s directors.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8A(T). CONTROLS AND PROCEDURES

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All directors of our company, hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages and position held are as follows:

NAME OF DIRECTOR	AGE	POSITION
Robert Vivacqua	43	Director, President and Chief Financial Officer
Todd Ingram	36	Director
Henry Huber	64	Director
Derek Pepler *	49	Former Director, President and Chief Executive Officer

Robert Vivacqua

President, Director and Chief Financial Officer. Mr. Vivacqua has over eight years experience as a Financial Planner and Investment Advisor and has worked within several large and medium sized firms within the investment industry. He gained his start in the investment industry while at Bank of America where he made the transition to a currency trader. From there he graduated into the position of Financial Analyst at Elliott & Page Mutual Funds, which eventually amalgamated into Manulife Financial. Additionally, he became a partner in a small boutique independent Venture Capital Firm named RJ Sterling Venture Capital where he performs a wide range of duties such as financial and estate planning, advising, and mortgage facilitator for individual investors. In addition he has procured and assisted in raising financing for various small to mid sized private and public companies through RJ Sterling and the company’s relationships within the investment industry.

Todd Ingram

Mr. Ingram has a varied back ground in Investor Relations and Marketing. In the year 2000, Todd was employed with The Westminster Club, one of the oldest gentleman’s clubs in British Columbia, in their marketing department. After completing a successful marketing campaign for the Club, in 2001 Todd moved to OnlineOffice.com where he acted as the VP of Investor Relations.  During this tenure he assisted with the direction of the company to a pre-IPO status at which time JP Morgan bought the company directly for their Morgan OnLine project. Subsequently Todd took a position as the lead manager in charge of developing technology based solutions for Forbes Financial. During four years of service (2002 - 2006) with Forbes Financial Services, Todd played an integral role in the development of the Automotive Finance Company.  During this time he implemented a VPN (Virtual Private Network) strategy, web applications, DOS Database networking, complete CRM (customer relationship management software) for the leasing side, a mobile computing solution and a liquidation center for the disposition of returned and repossessed vehicles.  The company grew from 3 to 24 employees within an eighteen month time frame. Todd currently is the Chief Operating Officer of Communications USA.

Henry Huber

Mr. Huber has a Masters of Education degree, and has spent the last five years as President of his company, Uptrend Investment Services, providing investment services to private clients. Mr. Huber is also a director of Transnational Automotive Group, Inc. (TAUG on the OTCBB)

Derek Pepler*

Former Director, President and Chief Executive Officer - resigned November 22, 2007. From 1986 to 1994, Mr. Pepler specialized in commercial, investment and development real estate as a Senior Consultant with Colliers International and with Oxford Development Group as a Director. From 1994 to 1999, Mr. Pepler worked with several merchant banks with the position of V. P. of Sales and Marketing where he managed debt financing and venture capital opportunities. From 1999 to 2005 Derek managed sales and distribution of limited partnerships, hedge funds and financial products for several securities dealers.

ITEM 10. EXECUTIVE COMPENSATION

At this time there is no set executive compensation package for any of the directors or officers of the Company. The Company currently has an employee incentive stock option plan but has no employees. The company believes that it will adopt an executive compensation plan sometime within the next calendar year. The Company has paid executive compensation for services from its two key officers/shareholders of approximately $230,000 for the year ended September 30, 2006. Of this, $210,000 remains unpaid and has been accrued as management fees payable.

Employment Contracts

The Company does not presently have employment contracts with its executive officers and directors. The Company has various consulting contracts with companies and individuals for sales, marketing, technical and other general services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

		PERCENTAGE OF
		OUTSTANDING
NAME AND POSITION	NUMBER OF SHARES (1)	SHARES
Derek Pepler (former Director)	6,120,000	9.64%
Robert Vivacqua	6,383,000	10.06%
All Past, Current Directors and
Officers As A Group (2 Persons)	12,503,000	19.70%

(1) Based on 63,469,766 shares of common stock issued and outstanding as of December 15, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company issued 2,275,985 private placement restricted common shares in settlement of certain debts from shareholders of the Company for $0.05 per share.

During the year ended September 30, 2007 accrued management salaries have been recorded for services of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer totalling $100,000
(2006 - $250,000) and are included in accrued liabilities.

During the year ended September 30, 2007 the Company issued 11,800,000 shares of common stock valued at $1,285,102 to directors of the Company in payment for services rendered to the Company.

ITEM 13. EXHIBITS

Exhibit 31.1	Certifications of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of CFO (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certifications of CFO (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2007	2006
1. Audit Fees *	$18,500	$29,700
2. Audit Related Fees *	$-	$13,500
3. Tax Fees **	$-	$-
4. All Other Fees	$-	$-

*	Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in quarterly reports.

**	Consists primarily of fees paid for tax compliance and tax planning services.

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

TRIMAX CORPORATION.

By:	/s/ Robert Vivacqua
Robert Vivacqua
President and Director and Chief Executive Officer
Date: January 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Vivacqua
Robert Vivacqua
President and Chief Executive Officer and Director
January 14, 2008

By:	/s/ Todd Ingram
Todd Ingram
Director
January 14, 2008

By:	/s/ Henry Huber
Henry Huber
Director
January 14, 2008