Form 10QSB
period 2007-12-31
TRIMAX CORP
filed 2008-02-14
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

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
4,545,457 shares of common stock (post split) as of February 14, 2008.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements for the quarter ended December 31, 2007 are incorporated herein by reference.

The unaudited financial statements incorporated have been prepared by management in accordance with accounting principles generally accepted in the US for interim financial information and within the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2007 and for the period August 25, 2000 (inception) to December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2007.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$-	$12,011
Deposits on acquisitions	826,680	811,380
Total Current Assets	826,680	823,391

EQUIPMENT, net of depreciation	8,749	9,863

Total Assets	$835,429	$833,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank indebtedness	$93	$-
Accounts payable	458,917	339,668
Other loans and advances payable	107,752	158,637
Advances from related parties	535,365	434,586

Total Current Liabilities	1,102,127	932,891
Total Liabilities	1,102,127	932, 891

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 20,000,000 authorized of $0.001 par value, no shares issued	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value, 63,469,766 and 63,469,766 shares issued and outstanding, respectively	63,470	63,470
Additional paid-in capital	15,399,248	15,399,248
Accumulated other comprehensive loss	82,410	80,711
Deficit accumulated during the development stage	(15,811,826)	(15,643,066)
	(266,698)	(99,637)

	$835,429	$833,254

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Period August 25, 2000
	2007	2006	(Date of Inception) to December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Consultants and professional fees	$18,701	$524,317	$7,411,655
Stock compensation expense	-	-	1,319,625
General and administrative	43,184	129,831	1,993,042
Management fees	-	-	1,019,395
License fees	-	-	64,953
Investor relations	6,037	-	161,037
Financial	-	4,613	181,319
(Gain) loss on exchange	-	-	(17,569)
Stock based compensation	-	-	2,962,660
Product development	-	-	400,495
Selling and project costs	99,744	-	410,718
Depreciation of intangible assets	-	78,391	181,683
Depreciation of tangible assets	1,094	1,345	39,357

	168,760	738,497	16,128,370
NET OPERATING LOSS	(168,760)	(738,497)	(16,128,370)
GAIN ON DISPOSAL OF SUBSIDIARY	-	-	158,531
LEGAL SETTLEMENT	-	-	120,000
WRITE OFF MERGER GOODWILL	-	-	38,013
NET LOSS	$(168,760)	$(738,497)	$(15,811,826)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,699	(22,668)	82,410
COMPREHENSIVE LOSS	$(167,061)	$(761,165)	$(15,729,416)
NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	63,469,766	33,913,616

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED 31 DECEMBER 2007
(Expressed in United States Dollars)

	Shares	Common Stock	Additional Paid in Capital	Accumlated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance 30 September 2007	63,469,766	63,470	15,399,248	80,711	(15,643,066)	(99,637)

Net loss	-	-	-	-	(168,760)	(168,760)
Foreign exchange	-	-	-	1,699	-	1,699

Balance 31 December 2007	63,469,766	63,470	15,399,248	82,410	(15,811,826)	(266,698)

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION (A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
	Three Months Ended 31 December 2007	Three Months Ended 31 December 2006	Period From Inception to 31 December 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(168,760)	$(738,497)	$(15,811,826)
Adjustment to reconcile net loss to net cash used:
Depreciation of tangible assets	1,094	1,345	39,357
Depreciation of intangible assets	-	78,391	181,683
Gain on disposal of subsidiary	-	-	158,531
Cancellation of common stock	-	-	(16,000)
Stock compensation expense - warrants	-	-	87,940
Common stock issued for debt	-	-	113,799
Common stock issued in settlement of legal claim	-	-	59,408
Accounts payable forgiven	-	-	(10,171)
Common stock issued for services	-	100,000	11,894,037
Write off of salaries payable	-	-	(111,355)
Write off of directors compensation	-	-	(200,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	(10,416)	-
Inventory	-	(24,221)	-
Accounts payable and accrued liabilities	119,249	292,094	1,530,557
NET CASH USED IN OPERATING ACTIVITIES	(48,417)	(301,304)	(2,084,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Multi-Source Inc.	-	-	(226,680)
Deposits on acquisitions	(15,300)	-	(314,680)
Acquisition of equipment	-	(1,010)	(58,190)
CASH FLOWS USED IN INVESTING ACTIVITIES	(15,300)	(1,010)	(599,550)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) proceeds from long term debt	-	2,077	165,356
(Repayment) advances from related parties	100,779	132,381	557,696
Other loans and advances	(50,885)	(3,049)	859,567
Proceeds from the issuance of common stock	-	152,750	1,133,049
CASH FLOWS USED IN FINANCING ACTIVITIES	49,894	282,082	2,715,668

EFFECT OF FOREIGN CURRENCY TRANSLATION	1,719	19,905	(32,171)
NET (DECREASE) INCREASE IN CASH	(12,104)	327	(93)
CASH, BEGINNING OF YEAR	12,011	437	-
CASH, END OF YEAR	$(93)	$764	$(93)

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Summary of Significant Accounting Policies

Nature of Operations

Urbanesq.com Inc. (“Urbanesq”) was incorporated August 25, 2000 under the laws of the Province of Canada. Effective October 18, 2001 Urbanesq completed a merger with Koala International Wireless Inc. (“Koala”), a public company incorporated in the State of Nevada on August 18, 1999. This merger constituted a reverse takeover of Koala by Urbanesq resulting in the period of operations being reported from the commencement of operations of Urbanesq.

The Company changed its name to KIWI Network Solutions Inc. on December 23, 2003.

On November 4, 2004 the Company announced a reverse stock split of one of the Corporation’s common stock for each one hundred shares outstanding and authorized any fractional shares to be rounded to one share.

On February 11, 2005 the Company approved its Amended and Restated Articles of Incorporation, changed the name of the Company to Trimax Corporation (“Trimax”), and increased the number of its authorized capital to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share.

On August 17, 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario and Trimax, Trimax acquired all of the outstanding common stock of PLC for the issuance of 5,900,000 shares of common stock.

On July 29, 2005, the Company entered into an Exclusive Supply agreement with a technology Partner to provide the Company with the exclusive right to sell Switzerland based Ascom broadband over power line communication access products ("Products") in Canada and non-exclusive rights world wide, which the Partner represented that it had secured from Ascom. In accordance with the agreement, the Partner agreed not to sell or supply Products to any person or legal entity in Canada other than the Company with the exception of any hydro organizations. In consideration for these rights the Company agreed to pay the Partner an annual license fee of $100,000 in Canadian dollars for five years commencing on August 1, 2005. Subsequent to the signing and the advancement of any funds for the “Exclusive Supply Agreement” the Company was made aware that the product supplier had no right to grant a sub-license from Ascom and the supplier was previously in default on its own license. Due to these events, Trimax secured product from other vendors of broadband over power line (“BPL”) products for which no annual license fees are required to be paid by Trimax. The Company also continues to seek out and negotiate an equity position as well as rights in certain areas of the world for BPL products with a company that possesses its own proprietary BPL products.

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Trimax received a settlement offer for $107,000 plus applicable taxes and legal fees, which it accepted. Subsequently the Company received $25,000 from Electrolinks Corporation.

On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario and Trimax, Trimax acquired all of the outstanding common stock of MSI for the issuance of 3,000,000 shares of common stock. This acquisition was subsequently reversed and the shares were returned to the Company and cancelled.

Deposits toward Acquisition

Trimax continues to negotiate the purchase of a High Speed Internet Access (“HSIA”) service business, including a portfolio of 50 hotels consisting of approximately 4,600 rooms and all existing service contracts and related assets for providing HSIA services to these hotels. The purchase price was $220,230 CDN. Trimax has paid initial deposits and payments totalling $94,595 USD. The Company has halted further payments while in negotiations with 3One for possible mutually beneficial changes in its relationship on a going forward basis. Therefore, remaining payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the Company until fully paid. The deposits and payments have been reflected in the balance sheet under prepaid expenses and deposits. The agreement also provides for 3One to deliver certain BPL equipment based on normal distribution pricing. The acquisition would allow for the potential to upgrade the services, technology, IP applications and broadband provisioning to these hotel sites.
The Company has deposited or caused to be deposited $185,867 towards the acquisition of LCD monitors for the potential future use in advertising media distribution and has issued 3,200,000 shares of common stock valued at $512,000 as a deposit towards the acquisition of certain rights, agreements and contracts pertaining to the development of advertising media distribution. The Company continues to negotiate for the development of this aspect of its business venture, and is reviewing other potential business acquisitions.

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

Convertible Debenture

On May 15, 2006 Trimax secured financing from a private accredited group of investors. The commitment of $1,500,000 is available to be drawn down in $300,000 tranches at Trimax's option. If drawn down, the loans would mature on May 14, 2009 and bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached. On 10 October 2006 the Company drew down $150,000 of the available loan under the terms of the supplementary and amending agreement to the convertible debenture. This draw down was simultaneously used as proceeds for the issuance of 750,000 restricted common shares and warrants for an additional 750,000 common shares exercisable at $0.20 to May 14, 2009.

Capital Stock

There were no changes to the Company’s capital stock during the three months ended December 31, 2007.

The Company’s board of directors has offered to settle up to $457,670 in liabilities and loans payable for the issuance of shares of common stock valued at their market price at time of settlement.

Subsequent Events

Subsequent to December 31, 2007 the Company issued 13,500,000 shares (pre reverse split: 540,000 post split) of common stock to settle loans payable of $135,000.

Subsequent to December 31, 2007 the Company issued convertible debentures for a private placement of $100,000 convertible to shares of common stock (pre reverse split) at $0.005 per share.

Subsequent to December 31, 2007 the Company issued convertible debentures for a private placement of $50,000 convertible to shares of common stock (pre reverse split) at $0.003 per share.

Subsequent to December 31, 2007 the Company converted $404,102 of loans and advances from related parties into debentures which are convertible into shares of common stock (pre reverse split) at $0.003 per share.

Subsequent to December 31, 2007 the Company reverse split its shares of common stock 1 for 25 whereby one new share is issued for 25 old shares.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-KSB for the year ended September 30, 2007.

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

The forward-looking statements and associated risks may include, relate to or be qualified by other important factors. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as throughout this quarterly report. A number of unforeseen factors could cause results to differ materially from those anticipated by forward-looking statements.

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

Any of the factors described in this quarterly report, and other factors unknown to the Company at this time, could cause our financial results, including our net (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

In addition, readers are also advised to refer to the information contained in our filings with the SEC, especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Plan of Operations

Trimax and its wholly owned subsidiary PLC Network Solutions Inc. are providers of BPL communication technologies. Trimax specializes in the development, distribution, implementation, and servicing technologies that use the power grid to deliver 128-bit encrypted high-speed symmetrical broadband for data, voice and video transmission. BPL is a communications technology that turns the existing power line infrastructure and common electrical wiring in commercial and residential buildings into a high-bandwidth network. Broadband is delivered simultaneously to every electrical outlet throughout the home or business.

To connect, users plug a modem into any electrical outlet and plug their computer, phone or IP device into the modem.

Since the building's electrical wiring becomes the connection to a secure local area network, there is no need to install any new wiring in the walls. The Company's technologies use the existing electrical wiring to deliver broadband access to computers, video on demand (“VOD”), VOIP phones, surveillance cameras, elevator applications, IPTVs, AMR, etc. as well as connect printers, faxes, entertainment systems, etc. on the hotel, office or home network.

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

In 2006, the Company completed pilot projects, deployed test equipment, begun negotiations of contracts worldwide including North and South America, Africa, India, Pakistan, and Saudi Arabia. Anticipated interest for deployment of its devices and bundled services in the 2007 calendar year did not materialize for the Company. The Company anticipated securing some noteworthy contracts in fiscal 2007 for its devices and bundled services in emerging markets but did not. The Company continues to foresee a significant trend towards the adoption of BPL technology worldwide but also continues to review other potential business acquisitions.

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

As a result of its efforts, Trimax has purchased 126 digital signage screens for an anticipated initial order totalling $226,000. Trimax has further invested thus far $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business which has included the anticipation of securing contracts and orders stemming from various test pilot projects that have been ongoing. Cybersonics has yet to be awarded any contracts which has been contrary to its claims and expectations. Subsequently, Trimax has made requests from Cybersonics for further updates on these anticipated contracts and its business in general, but has failed to receive a response. Due to the lack of response, Trimax anticipates sending a formal letter to Cybersonics demanding payment in full on its loan plus interest costs.

In September of 2007, the company initiated a BPL deployment on a project located in Hamilton, Ontario. The project was a University student residence by the name of West Village. It called for a deployment of BPL for the purpose of distributing internet connectivity throughout the building via broadband over powerlines. An invoice to bill the client is forthcoming once all issues technical have been dealth with

For the three months ended December 31, 2007 the Company incurred a loss in the amount of $168,760 (2006 -$738,797). Most of the expenses incurred during this period were for basic monthly corporate expenses including marketing and technological expenses. These expenditures were principally due to costs related to the development of marketing strategies, costs associated with deploying test pilots for potential customers and clients within various markets around the around. Also included are salary and travel costs related to increased sales and marketing functions. Operation costs over the next year will depend on a number of factors, including the costs attributed to the various products acquired from third party suppliers, as well as the cost of marketing research and executing its marketing campaign. Fifty percent of the budgeted expenditures over the next year are budgeted for the finalization and deployment of its South American contracts. The remaining fifty percent are budgeted toward the procurement and deployment of the residential and commercial clients based in North America and various other parts of the world. These expenditures are expected to be financed mainly through its convertible debenture agreement and various private placements.

In November of 2007 the Company accepted the resignation of its President, Derek Pepler, and appointed Robert Vivacqua as its new President. Mr.Pepler also resigned as a director of the Company.

Liquidity and Capital Resources

Since the acquisition of PLC Network Solutions Inc. the Company has raised funds through its convertible debenture and private placement funds through various investors. The Company has been relying on existing shareholders and various small individual investors to keep its business operational until it can be self sufficient. The Company foresees a trend towards the adoption of BPL devices and the technology in general, which will assist the Company in the prospects of being able to attract and procure revenue generating clients and contracts. Although the Company anticipates to raise the finances necessary to allow it to fulfill its needs until revenues are received and the Company is self sufficient, there can be no assurance that any additional funds will be available on terms acceptable to the Company at all. There is no known source of funding at this time.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all. No material commitments for capital expenditures were made during the three month period ended December 31, 2007.

The forecasted expenses of implementing the Company's business plan will exceed the Company's current resources. The Company therefore will need to secure additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or any other source.

Subsequent to December 31, 2007 the Company issued 13,500,000 shares (pre reverse split) of common stock to settle loans payable of $135,000.

Subsequent to December 31, 2007 the Directors of the Company resolved to reverse split its shares of common stock 1 for 25 whereby one new share is issued for 25 old shares.

The Company does not require any further research and development at this time in order to be able to market and sell its products, although the Company requires financing and/or joint ventures with strategic partners to allow for the fulfillment of any orders that may be secured. To date the Company has raised funds to keep its business operational and to allow it to market its products. The availability of future financings will depend on market conditions.

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

Four weaknesses in our internal controls were identified during the completion of our year end September 30, 2006 and detailed in our form 10KSB disclosure for the year ended September 30, 2006. The four weaknesses were resolved by the implementations and changes disclosed in the 10KSB.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation for fraud and fraudulent misrepresentation alleging damages of $1,250,000. Subsequently, Trimax received a court ordered judgment, and is awaiting payment of $107,000 plus applicable legal fees and interest. Subsequent to year end the company received $25,000 from Electrolinks Corporation. Although the remaining balance is a legal receivable, the Company has taken an allowance against this balance.

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

There were no shares issued by the Company during the quarter ended December 31, 2007

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

TRIMAX CORPORATION

By:	/s/ Robert Vivacqua
Name: Robert Vivacqua
Title: President, Director and Chief Financial Officer
Date: February 14, 2008