Form 10QSB
period 2008-03-31
TRIMAX CORP
filed 2008-05-15
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 0-32749

TRIMAX CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	76-0616468
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Lombard St, Suite 204 Toronto, Ontario, M5C-1M1
(Address of principal executive offices)

(416) 368-4060	plcnetworksinc.com
(Issuer’s telephone number)	(Issuer’s website)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,653,892 shares of common stock, as of April 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated interim financial information of Trimax Corporation (the ‘Company’) for the quarter ended March 31, 2008 is incorporated herein by reference.

The unaudited consolidated interim financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, this financial information does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ended March 31, 2008 and for the period August 25, 2000 (inception) to March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2007.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		September
	March 31,	30,
	2008	2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$0	$12,011
Deposits on acquisitions	311,690	811,380
Inventory	0	0

Total Current Assets	311,690	823,391

EQUIPMENT, net of depreciation	6,818	9,863

Total Assets	$318,508	$833,254

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank indebtedness	$223	$0
Accounts payable and accrued liabilities	483,245	339,668
Other loans and advances payable	107,243	158,637
Convertible notes - related parties	548,690	434,586

Total Current Liabilities	1,139,401	932,891

Total Liabilities	1,139,401	932,891

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 authorized of $0.001 par value: nil shares issued
Common stock, 100,000,000 shares authorized of $0.001 par value:	0	0
2,946,843 and 2,538,791 shares issued and outstanding, respectively
	2,947	2,539
Additional paid-in capital	15,082,771	15,460,179
Accumulated other comprehensive income (loss)	89,536	80,711
Deficit accumulated during the development stage	(15,996,147)	(15,643,066)

Total Stockholders’ Deficit	(820,893)	(99,637)

Total Liabilities and Stockholders’ Deficit	$318,508	$833,254

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended		Period August
	March 31,		March 31,		25, 2000
					( Date of
					Inception) to
					March 31,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Consultants and professional fees	$94,283	$2,372,787	$75,583	$1,848,470	$7,422,700
General and administrative	58,077	301,577	14,893	171,746	1,995,897
Directors fees	30,000	0	30,000	0	1,319,625
Management fees	30,000	0	30,000	0	1,019,395
License fees	0	0	0	0	64,953
Investor relations	6,037	0	0	0	161,037
Financial fees	10,000	5,843	10,000	1,230	191,319
(Gain) loss on foreign exchange	2,457	0	2,457	0	(17,569)
Interest on debt	18,000	0	18,000	0	18,000
Stock based compensation	0	0	0	0	2,962,660
Product development	0	0	0	0	400,495
Selling and project costs	101,369	0	1,625	0	410,718
Depreciation of intangible assets	0	79,097	0	706	181,683
Depreciation of tangible assets	2,858	3,310	1,764	1,965	39,357

	353,081	2,762,614	184,322	2,024,117	16,312,692
NET LOSS FROM OPERATIONS	(353,081)	(2,762,614)	(184,322)	(2,024,087)	(16,312,692)
GAIN ON DISPOSAL OF SUBSIDIARY	0	0	0	0	158,531
LEGAL SETTLEMENT	0	21,658	0	21,658	120,000
WRITE OFF MERGER GOODWILL	0	0	0	0	38,014
WRITE DOWN OF INTANGIBLE ASSET	0	(1,375,644)	0	(1,375,644)	0

NET LOSS	(353,081)	(4,116,600)	(184,322)	(3,378,103)	(15,996,147)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	8,825	22,845	7,126	177	89,536

COMPREHENSIVE LOSS	(344,256)	(4,093,755)	(177,196)	(3,377,926)	(15,906,611)
NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.15)	$(2.73)	$(0.07)	$(1.72)
WWEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,336,843	1,500,010	2,742,790	1,959,853

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION (A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS			Period
(Expressed in United States Dollars)	Six Months	Six Months	From
	Ended	Ended	Inception to
	March 31	March 31	March 31
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(353,081)	$(4,116,600)	$(15,853,726)
Adjustment to reconcile net loss to net cash used:
Depreciation of tangible assets	2,858	3,310	39,357
Depreciation of intangible assets	-	79,097	181,683
Gain on disposal of subsidiary	-	-	158,531
Cancellation of common stock	-	-	(16,000)
Stock compensation expense - warrants	-	-	87,940
Common stock issued for debt	75,000	367,486	113,799
Common stock issued in settlement of legal claim	-	-	59,408
Accounts payable forgiven	-	-	(121,526)
Common stock issued for services	60,000	1,955,000	11,894,037
Write off of intangible asset	-	1,375,644
Write off of directors compensation	-	-	(200,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	2,085	-
Inventory	-	(4,771)	-
Accounts payable and accrued liabilities	143,800	(23,798)	1,480,557
NET CASH USED IN OPERATING ACTIVITIES	(71,423)	(362,547)	(2,175,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Multi-Source Inc.	-	135,491	(226,680)
Deposits on acquisitions	(12,310)	-	(314,680)
Acquisition of equipment	-	(1,010)	(58,190)
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(12,310)	134,481	(599,550)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) proceeds from long term debt	-	-	165,356
(Repayment) advances from related parties	114,104	85,706	585,347
Other loans and advances	(51,394)	(8,291)	859,567
Proceeds from the issuance of common stock	-	152,750	1,133,049
CASH FLOWS USED IN FINANCING ACTIVITIES	62,710	230,165	2,743,319

EFFECT OF FOREIGN CURRENCY TRANSLATION	9,012	(1,165)	(32,171)
NET (DECREASE) INCREASE IN CASH	(12,011)	934	0
CASH, BEGINNING OF YEAR	12,011	764	0
CASH, END OF YEAR	$0	$1,698	$0

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

On January 25, 2008: the Company cancelled 3,200,000 shares of common stock due to non performance originally valued at $512,000; cancelled 100,000 shares of common stock due to non performance valued at $100; issued 3,000,000 shares of common stock to directors for services valued at $30,000; issued 3,000,000 shares of common stock for management services valued at $30,000; and, issued 7,500,000 in settlement of loans payable of $75,000.

On February 14, 2008 the Company reverse split its shares of common stock on a 25 old for 1 new basis. The Company had issued 73,669,766 pre roll back common shares which became 2,946,843 shares post roll back.

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

The Company has deposited or caused to be deposited $185,867 towards the acquisition of LCD monitors for the potential future use in advertising media distribution and has issued 3,200,000 shares of common stock valued at $512,000 as a deposit towards the acquisition of certain rights, agreements and contracts pertaining to the development of advertising media distribution. The Company continues to negotiate for the development of this aspect of its business venture, and is reviewing other potential business acquisitions. During the quarter ended March 31, 2008 the Company cancelled the 3,200,000 shares for non performance.

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

Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' deficiency and cash flows disclose activity since the date of entering the development stage.

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

Warrants

On 10 October 2006 the Company received $150,000 in proceeds for the issuance of 750,000 restricted common shares with warrants attached for an additional 750,000 common shares exercisable at $0.20 (pre 25:1 reverse split) to May 14, 2009.

Capital Stock

During the three months ended March 31, 2008 the Company:

Cancelled 3,300,000 shares of common stock previously valued at $512,100 in deposits on acquisitions; Issued 3,000,000 shares of common stock to directors of the Company as fees for services valued at $30,000; Issued 3,000,000 shares of common stock for management services valued at $30,000; and Issued 7,500,000 in settlement of loans payable in the amount of $75,000 Subsequent to the above share issuances the total shares issued of the Company totaled 73,669,766. The Company then reverse split it’s shares of common stock 25 old for 1 new share resulting in issued shares of 2,946,843 The Company’s board of directors has offered to settle up to $457,670 in liabilities and loans payable for the issuance of shares of common stock valued at their market price at time of settlement.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2008

	Shares	Common Stock	Additional Paid in Capital	Accumlated Other Comprehensive In come (Loss)	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance 30 September 2007	63,469,766	63,470	15,399,248	80,711	(15,643,066)	(99,637)
Issuance of common shares for services	6,000,000	6,000	54,000	-	-	60,000
Issuance of common shares for debt settlement	7,500,000	7,500	67,500	-	-	75,000
Common shares cancelled	(3,300,000)	(3,300)	(508,700)	-	-	(512,000)
	73,669,766	73,670	15,012,048	80,711	(15,643,066)	(476,637)
25:1 reverse split	2,946,843	2,947	15,082,771	80,711	(15,643,066)	(476,637)
Net loss	-	-	-	-	(353,081)	(353,081)
Foreign exchange	-	-	-	8,825	-	8,825
Balance 31 March 2008	2,946,843	2,947	15,082,771	89,536	(15,996,147)	(820,893)

Subsequent Events

Subsequent to March 31, 2008 the Company issued 2,907,049 shares of common stock to various parties in settlement of outstanding loans and cancelled 200,000 previously issued shares.

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

Preliminary Note Regarding Forward-Looking Statements

This quarterly report and the documents incorporated herein by reference contain forward-looking statements within the meaning of the federal securities laws, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements in this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as throughout this quarterly report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements.

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

Business of the Issuer

Trimax and its wholly owned subsidiary PLC Network Solutions Inc. attempted to become suppliers of third party BPL communication technologies. BPL is a communications technology that turns the existing power line infrastructure and common electrical wiring in commercial and residential buildings into a high-bandwidth network. Broadband is delivered simultaneously to every electrical outlet throughout the home or business. To connect, users plug a modem into any electrical outlet and plug their computer, phone or IP device into the modem. The Company's technologies use the existing electrical wiring to deliver broadband access to computers, video on demand (“VOD”), VOIP phones, surveillance cameras, elevator applications, IPTVs, AMR, etc. as well as connect printers, faxes, entertainment systems, etc. on the hotel, office or home network.

The Company and its available third party BPL devices are presently Federal Communications Commission (“FCC”) certified and no further research and development is needed in order for the Company to be able to sell and market these products.

In 2006, the Company completed pilot projects, deployed test equipment, began negotiations of contracts worldwide including North and South America, Africa, India, Pakistan, and Saudi Arabia. Anticipated interest for deployment of its devices and bundled services in the 2007 calendar year did not materialize for the Company. The Company anticipated securing some noteworthy contracts in fiscal 2007 for its devices and bundled services in emerging markets but did not. The Company continues to foresee a significant trend towards the adoption of BPL technology worldwide but also continues to review other potential business acquisitions and opportunities as its’ BPL opportunities have failed to materialize.

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

As a result of its efforts, Trimax has purchased 126 digital signage screens for an anticipated initial order. Trimax has further invested thus far $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business which has included the anticipation of securing contracts and orders stemming from various test pilot projects that have been ongoing. Cybersonics has yet to be awarded any contracts - contrary to its claims and expectations. Subsequently, Trimax has made requests from Cybersonics for further updates on these anticipated contracts and its business in general, but has failed to receive a response.

In September of 2007, the company initiated a BPL deployment on a project located in Hamilton, Ontario. The project was a University student residence by the name of West Village. It called for a deployment of BPL for the purpose of distributing internet connectivity throughout the building via broadband over power lines. An invoice to bill the client is forthcoming once all technical issues have been dealt with.

Results of Operations

For the six months ended March 31, 2008 the Company incurred a loss in the amount of $353,081 (2007: $4,116,600). Most of the expenses incurred during this period were for basic monthly corporate administrative expenses. For 2007 these expenditures were principally due to costs related to the development of marketing strategies, costs associated with deploying test pilots for potential customers and clients within various markets around the around. The Company has been unable to successfully obtain a customer for its products and has therefore reduced its operating budget to a minimal in order to survive. Operation costs over the next year will depend on a number of factors, including the costs attributed to the various products acquired from third party suppliers, as well as the cost of reorganizing its business plan and marketing its products.

These expenditures are expected to be financed mainly through trade payables and various private placements. At this time, no commitment for funding has been made to the Company. The Company’s continued operations are dependant upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Liquidity and Capital Resources

The Company has been relying on existing shareholders and various individual investors to keep its business operational until it can be self sufficient. The Company foresees a trend towards the adoption of BPL devices and the technology in general, which will assist the Company in the prospects of being able to attract and procure revenue generating clients and contracts. Although the Company anticipates to raise the finances necessary to allow it to fulfill its needs until revenues are received and the Company is self sufficient, there can be no assurance that any additional funds will be available on terms acceptable to the Company at all. There is no known source of funding at this time.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all. No material commitments for capital expenditures were made during the three month period ended March 31, 2008.

The forecasted expenses of implementing the Company's business plan will exceed the Company's current resources. The Company therefore will need to secure additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or any other source.

Subsequent to March 31, 2008 the Company issued 2,907,049 shares (post reverse split) of common stock to settle loans payable of $252,040.

During the quarter ended March 31, 2008 the Directors of the Company reverse split its shares of common stock 1 for 25 whereby one new share is issued for 25 old shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2008: the Company cancelled 3,200,000 shares of common stock due to non performance originally valued at $512,000; cancelled 100,000 shares of common stock due to non performance valued at $100; issued 3,000,000 shares of common stock to directors for services valued at $30,000; issued 3,000,000 shares of common stock for management services valued at $30,000; and, issued 7,500,000 in settlement of loans payable of $75,000.

On February 14, 2008 the Company reverse split its shares of common stock on a 25 old for 1 new basis. The Company had issued 73,669,766 pre roll back common shares which became 2,946,843 shares post roll back.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAX CORPORATION

By:	/s/ Robert Vivacqua
Name: Robert Vivacqua
Title: President, Director, Chief Executive
Officer and Chief Financial Officer
Date: May 7, 2008