Form 10KSB/A
period 2006-09-30
TRIMAX CORP
filed 2008-05-27
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2
(AMENDMENT NO. 2 )

(Mark one)
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32479

TRIMAX CORPORATION
(Exact name of small business issuer in its charter)

Nevada	76-0616468
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Lombard St. Suite 204
Toronto Ontario, M5C-1M1
(Address of principal executive offices)

Registrant's telephone number: (416) 832-9315

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
Yes [ ] No [ x ] Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

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

Transitional Small Business Disclosure Format: Yes [ ] No [ x ]

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

  research and development costs relating to the development of its previous technologies which was categorized as a Personal Digital Assistance device costs and expenses associated with distribution and marketing of the Company’s products;
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

The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company’s control, including:

  The level of use of the Internet;
  the acceptance of BPL to be a viable alternative to existing technologies;
  the demand for high-tech goods; and
  the amount and timing of capital expenditures and other costs relating to the expansion of the Company’s operations.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Trimax Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Trimax Corporation and Subsidiaries (A Development Stage Company) as at 30 September 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended 30 September 2006 and 2005 and for the cumulative period from inception to September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimax Corporation and Subsidiaries (A Development Stage Company) as at 30 September 2006 and 2005 and the results of its operations, cash flows and changes in stockholders' deficit for the years ended 30 September 2006 and 2005 and for the cumulative period from inception to September 30, 2006 in accordance with accounting principles generally accepted in the United States of America.

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

“Walker & Company"
Chartered Accountants
Professional Corporation

Markham, Canada
20 December 2006

TRIMAX CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT 30 SEPTEMBER
(Expressed in United States Dollars)

			2005
	Note	2006	Restated
ASSETS

Current Assets
Cash		$764	$19,855
Prepaid expenses		107,027	6,366
Stock subscriptions receivable		-	21,900
Prepaid license fees		-	67,599
Total Current Assets		107,791	115,720
Long Term Assets
Equipment	6	17,654	6,607
Intangibles	7	1,463,483	-
Total Long Term Assets		1,481,137	6,607
Total Assets		$1,588,928	$122,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Indebtedness		20,622	-
Accounts payable and accrued liabilities		364,967	215,832
Advances from related parties	8	413,603	55,046
Long term debt - current portion	9	54,528	-

Total Current Liabilities		853,720	270,878

Long Term Liabilities
Long term debt	9	98,496	-
Total Liabilities		952,216	270,878

Commitment and Contingent Liability	10

Stockholders' Equity
Capital stock	11	32,291	41,234
Additional paid-in capital	11	11,311,180	9,235,124
Stock issuable	11	-	217,314
Accumulated other comprehensive loss		(23,288)	(5,359)
Deficit accumulated during the development stage		(10,683,471)	(9,636,864)
Total Stockholders' Equity (Deficit)		636,712	(148,551)
Total Liabilities and Stockholders' Equity		$1,588,928	$122,327

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

		For The	For The
	For The	Year Ended	Period From
	Year	30	Inception to
	Ended 30	September	30
	September	2005	September
	2006	Restated	2006

EXPENSES
Consultants and subcontractors	$276,469	$15,958	$6,479,314
General and administrative	257,065	108,786	1,135,275
Management fees	231,438	11,116	918,438
License fees	50,523	14,430	64,953
Financial	8,379	11,021	95,392
(Gain) loss on exchange	(9,565)	1,127	(8,438)
Stock based compensation	-	-	998,660
Product development	-	-	400,495
Selling and delivery	-	-	205,074
Depreciation of intangible assets	104,526	-	104,526
Depreciation of tangible assets	7,772	146	32,101
	926,607	162,584	10,425,790
NET OPERATING LOSS	(926,607)	(162,584)	(10,425,790)
LEGAL SETTLEMENT	120,000	-	120,000
WRITE OFF MERGER GOODWILL	-	-	38,013
NET LOSS	$(1,046,607)	$(162,584)	$(10,583,803)
FOREIGN CURRENCY TRANSLATION
ADJUSTMENT	(17,929)	(5,359)	(23,288)
COMPREHENSIVE LOSS	$(1,064,536)	$(167,943)	$(10,607,091)

LOSS PER WEIGHTED NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	27,836,636	19,310,882

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED 30 SEPTEMBER 2006 AND 2005 AND FROM INCEPTION TO 30
SEPTEMBER 2006
(Expressed in United States Dollars)

					Accumulated		Total
			Additional		Other		Stockholders'
		Common	Paid-in	Stock	Comprehensive	Accumulated	Equity
	Shares	Stock	Capital	issuable	Income (Loss)	Deficit	(Deficit)
August 25, 2000	5,400	$6	$27,183	$-	$-	$-	$27,189
Foreign currency	-	-	-	-	(194)	-	(194)
Net loss	-	-	-	-	-	(45,676)	(45,676
Stock subscribed for services and concept	-	-	-	40,192	-	-	40,192
Balance Sept 30, 2000	5,400	6	27,183	40,192	(194)	(45,676)	21,511
Foreign currency	-	-	-	-	8,643	-	8,643
Stock issued	8,142	8	187,397	(40,192)	-	-	147,213
Net loss	-	-	-	-	-	(179,888)	(179,888)
Balance Sept 30, 2001	13,542	14	214,580	-	8,449	(225,564)	(2,521)
Stock issued to acquire subsidiary	111,458	111	(119,328)	-	-	119,218	1
Stock cancelled	(5,000)	(5)	(3,810)	-	-	3,815	0
Stock issued for settlement of debt	16,460	16	59,364	-	-	-	59,380
Stock issued for salaries	500	1	2,499	-	-	-	2,500
Stock option benefit	-	-	2,263,560	-	-/	-	2,263,560
Foreign currency	-	-	-	-	(3,436)	-	(3,436)
Net loss	-	-	-	-	-	(3,137,115)	(3,137,115)
Balance Sept 30, 2002	136,690	137	2,416,865	-	5,013	(3,239,646)	(817,631)
Sock issued for debt	87,590	87	926,468	-	-	-	926,555
Stock issued on exercise of options	11,000	11	42,989	(7,100)	-	-	35,900
Stock issued for services and technology	28,645	29	289,427	-	-	-	289,456
Stock issued for consulting	155,000	155	1,549,845	-	-	-	1,550,000
Stock compensation benefit	-	-	214,660	-	-	-	214,660
Stock compensation	95,000	95	949,905	-	-	-	950,000
Foreign currency	-	-	-	-	(162)	-	(162)
Net loss	-	-	-	-	-	(3,212,184)	(3,212,184)
Balance Sept 30, 2003	514,195	514	6,390,159	(7,100)	4,851	(6,451,830)	(63,406)
Adjustment	23	-	123,031	-	-	(123,031)	0
Stock issued for debt	378,000	378	188,622	-	-	-	189,000
Shares cancelled	(38,000)	(38)	(379,962)	-	-	-	(380,000)
Stock issued on exercise of options	3,000	3	14,997	7,100	-	-	22,100
Stock issued for services and technology	115,000	115	1,379,885	-	-	-/	1,380,000
Shares issued for consulting	189,000	189	1,330,811	-	-	-	1,331,000
Stock issued for compensation	1,500	2	23,998	-	-	-	24,000
Shares cancelled	(39,000)	(39)	(398,961)	-	-	-	(399,000)
Shares cancelled	(40,000)	(40)	(399,960)	-	-	-	(400,000)
Foreign currency	-	-	-	-	769	-	769
Net loss	-	-	-	-	-	(2,799,751)	(2,799,751)
Balance Sept 30, 2004	1,083,718	$1,084	$8,272,620	$-	$5,620	$(9,374,612)	$(1,095,288)
Acquisition of PLC Network Solutions Inc.	21,900,000	21,900	-	-	(5,620)	(99,668)	(83,388)
Common stock issued for debt	18,200,000	18,200	937,554	-	-	-	955,754
Common stock issued for services	50,000	50	24,950	-	-	-	25,000
Common stock issuable - debt settlement	-	-	-	50,998	-	-	50,998
Common stock issuable - cash	-	-	-	166,316	-	-	166,316
Foreign currency translation	-	-	-	-	(5,359)	-	(5,359)
Net loss	-	-	-	-	-	(162,584)	(162,584)
Balance, 30 September 2005	41,233,718	$41,234	$9,235,124	$217,314	$(5,359)	$(9,636,864)	$(148,551)
Common stock issued for cash	1,706,084	1,706	760,700	(217,314)	-	-	545,092
Cancellation of common stock	(16,000,000)	(16,000)	-	-	-	-	(16,000)
Common stock issued for debt	2,275,985	2,276	111,523	-	-	-	113,799
Common stock issued in settlement of legal claim	75,000	75	59,333	-	-	-	59,408
Acquisition of Multi- Source Inc.	3,000,000	3,000	1,144,500	-	-	-	1,147,500
Foreign currency translation	-	-	-	-	(17,929)	-	(17,929)
Net loss for the period	-	-	-	-	-	(1,046,607)	(1,046,607)
Balance, 30 September 2006	32,290,787	$32,291	$11,311,180	$-	$(23,288)	$(10,683,471)	$636,712

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)

			For The
		For The	Period
	For The	Year Ended	From
	Year Ended	30	Inception to
	30	September	30
	September	2005	September
	2006	Restated	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,046,607)	$(162,584)	$(10,583,803)
Adjustment to reconcile net loss to net cash provided
by operating activities:
Depreciation of tangible assets	7,772	146	32,101
Depreciation of intangible assets	107,024	-	107,024
Cancellation of common stock	(16,000)	-	(16,000)
Common stock issued for debt	113,799	-	113,799
Common stock issued in settlement of legal claim	59,408	-	59,408
Accounts payable forgiven	-	(10,171)	(10,171)
Common stock issued for services	-	25,000	6,469,576
Common stock issued for salaries	-	-	986,500
Write off of salaries payable	-	-	(111,355)
Write off of directors compensation	-	-	(200,000)

Changes in operating assets and liabilities:
Stock subscriptions receivable	21,900	(21,900)	-
Prepaid expenses	(90,463)	(6,366)	(96,829)
Prepaid license fees	67,599	(67,599)	-
Accounts payable and accrued liabilities	69,998	38,364	1,465,637
NET CASH USED IN OPERATING ACTIVITIES	(705,570)	(205,110)	(1,784,113)

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Expressed in United States Dollars)

			For The
		For The	Period
	For The	Year Ended	From
	Year Ended	30	Inception to
	30	September	30
	September	2005	September
	2006	Restated	2006
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Multi-Source Inc.	14,016	-	14,016
Acquisition of equipment	(7,110)	(6,754)	(53,372)
CASH FLOWS USED IN INVESTING ACTIVITIES	6,906	(6,754)	(39,356)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	1,308	-	1,308
Proceeds from long term debt	2,077	-	2,077
Advances from related parties	105,095	63,523	269,880
Proceeds from the issuance of common stock	545,092	-	730,648
Proceeds from common stock to be issued	-	173,555	173,555
Loans payable	-	-	626,123
CASH FLOWS USED IN FINANCING ACTIVITIES	653,572	237,078	1,803,591
EFFECT OF FOREIGN CURRENCY TRANSLATION	26,001	(5,359)	20,642
NET (DECREASE) INCREASE IN CASH	(19,091)	19,855	764
CASH, BEGINNING OF YEAR	19,855	-	-
CASH, END OF YEAR	$764	$19,855	$764

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

Subsequent to the signing and the advancement of funds for the “Exclusive Supply Agreement” the Company was made aware that the product supplier had no right to grant a sub-license from Ascom. Furthermore, the supplier was previously in default and was never in any position to grant any sub- license on its own license. Due to these events, Trimax has secured product from other vendors for BPL products, which it considers to be more cost effective and possessing similar performance characteristics. As well no annual license fees are required to be paid by Trimax. The Company is also in the process of negotiating an equity position as well as being classified as a first tier client with exclusive rights in certain areas of the world for BPL products with a company that possesses its own proprietary BPL products.

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

On 1 June 2006 Trimax entered into a Reorganization Agreement with the shareholders of Multi- Source Inc. ("MSI"), a company incorporated in the Province of Ontario, Canada. Under the terms of the Reorganization Agreement, the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for up to 5,000,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities. In addition the Company allocated $1,557,327 to the acquired intangible assets. The intangible assets have been amortized over a five year period on a straight-line basis. At closing on 1 June 2006, 3,000,000 shares of common stock of Trimax were issued. Of the 3,000,000 shares issued on closing, 750,000 were issued to a third party subscriber for transaction costs. Up to an additional 2,000,000 shares may be issued to the principal shareholder of MSI, subsequent to the acquisition, upon the achievement of certain milestones by the MSI business within 18 months.

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

Supplemental PRO FORMA Information

Pro Forma Results of Operations for the Current year ended September 30, 2006 with Comparative Pro Forma Results of Operations for the Prior year ended September 30, 2005 presented as though the business combination had been completed at the beginning of the comparative prior year

	2006	2005
EXPENSES
Fees, consultants and subcontractors	$558,430	$41,504
General and administrative	328,695	164,632
Amortization	117,127	23,586
Loss from operations	(1,004,252)	(229,722)
Interest income	11,728	14,253
Other:
Write down of equipment	-	(155,919)
Legal settlement	(120,000)	-
NET LOSS	$(1,112,524)	$(371,388)
Earnings per share	$(0.04)	$(0.02)

2.	RESTATEMENT OF FINANCIAL STATEMENTS

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

The circumstances surrounding the 29 July 2005 Exclusive Supply Agreement are not related to the cancellation of shares issued for the acquisition of PLC and the resulting restatement of the Company’s financial statements.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, PLC Network Solutions Inc., an Ontario, Canada corporation and Multi- Source Inc., an Ontario, Canada corporation, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company accounts and transactions are eliminated.

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

TRIMAX CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
30 September 2006
(Expressed in United States Dollars)

6.	EQUIPMENT

The details of equipment and the related accumulated depreciation are set forth below for the indicated periods:

		Accumulated	Net	Net
	Cost	Depreciation	2006	2005

Equipment	$4,369	$3,987	$382	$1,918
Furniture and fixtures	4,020	1,310	2,710	1,919
Computer	24,749	10,187	14,562	2,770
	$33,138	$15,484	$17,654	$6,607

7.	INTANGIBLES

Intangible assets, net, consisted of the following:

		Accumulated	Net	Net
	Cost	Depreciation	2006	2005

Completed technology	1,557,327	103,822	1,453,505
Deferred financing costs	14,829	4,851	9,978
	$1,572,156	$108,673	$1,463,483	$-

8.	ADVANCES FROM RELATED PARTIES

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the restatement described above and because of the weaknesses in our internal control over financial reporting, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of September 30, 2006:

i) The Company did not maintain effective controls over the accounting for the business combination of PLC and Trimax. This weakness was discovered by the Company’s CFO upon his review of the financial records of PLC in January 2006 in preparation for the consolidation of PLC with the Trimax. The Company is instigating a policy whereby any potential acquisition of an additional business will require adequate due diligence to be perfomed, adequate consultation with the Company’s auditors and a final review and formal approval by the board of directors.
ii) There were certain audit adjustments that related to the timing of recording contingent liabilities directly related to the unsuccessful outcome of a lawsuit with certain former shareholders of PLC. This weakness was identified by the Company’s auditors and came to their attention through communications with the Company’s lawyer. The circumstances surrounding these adjustments arose subsequent to the Company having closed its books for the year ended September 30, 2006 resulting in adjustments to the Company’s September 30, 2006 financial statements. The issues at hand came to a settlement during December, 2006 and relate to i) above. Management intends to perform a more comprehensive review of every the financial statement prior to filing to ensure the completeness of subsequent events.
iii) There were certain audit adjustments that related to the cut-off of payables and prepaid expenses as at September 30, 2006. The cut off adjustments were discovered by the Company’s auditor subsequent to September 30, 2006 and adjustments were recorded directly to the Company’s financial statements.
iv) There were certain audit adjustments that related to the lack of analysis of certain balance sheet accounts as at September 30, 2006. The analysis was requested by the Company’s auditor subsequent to September 30, 2006 and the requested analysis had not been a function of the Company’s accounting system. The Company has integrated this analysis with the closing of all future reporting period to ensure accuracy of account balances.

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

ITEM 13. EXHIBITS

Exhibit 31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2006	2005
1. Audit Fees (a)	$29,700	$5,000
2. Audit Related Fees	13,500	-
3. Tax Fees (b)	-	-
4. All Other Fees	-	-

(a)	Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in quarterly reports.

(b)	Consists primarily of fees paid for tax compliance and tax planning services.

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

TRIMAX CORPORATION.

By:	/s/ Robert Vivacqua
Robert Vivacqua
President, Principal Executive Officer, Principal Financial
Officer) and Director

Date:	May 22, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Vivacqua
Robert Vivacqua
President, Principal Executive Officer, Principal Financial
Officer) and Director