Form 10QSB/A
period 2006-12-31
TRIMAX CORP
filed 2008-05-27
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

(Mark One)

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 000-32479

TRIMAX CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	76-0616468
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Lombard St, Suite 204
Toronto, Ontario, M5C-1M1
(Address of principal executive offices)

(416) 832-9315
(Issuer’s telephone number)	(Issuer’s website)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

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

The consolidated financial statements incorporated by reference from the quarterly shareholders’ report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB /A and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ended December 31, 2006 and for the period August 25, 2000 (inception) to December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2006.

TRIMAX CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December	September
	31,	30,
	2006	2006

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$437	$764
Prepaid expenses and deposits	117,443	107,027
Inventory	24,221	-

Total Current Assets	142,101	107,791

INTANGIBLE ASSETS, net of depreciation	1,385,092	1,463,483
EQUIPMENT, net of depreciation	16,673	17,654
Total Long Term Assets	1,401,765	1,481,137
	$1,543,866	$1,588,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank indebtedness	$20,020	$20,622
Accounts payable	654,711	364,967
Long term debt - current portion	56,122	54,528
Advances from related parties	545,984	413,603

Total Current Liabilities	1,276,837	853,720

LONG TERM LIABILITIES
Long term debt	94,455	98,496

Total Liabilities	1,371,292	952,216
STOCKHOLDERS’ EQUITY
Common stock	35,041	32,291
Additional paid-in capital	11,560,121	11,311,180
Accumulated other comprehensive loss	(620)	(23,288)
Deficit accumulated during the development stage	(11,421,968)	(10,683,471)

	172,574	636,712

	$1,543,866	$1,588,928

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period
	Three Months Ended		August 25,
	December 31,		2000
			( Date of
			Inception)
			to
			December
	2006	2005	31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
License fees	$-	21,484	$64,953
Financial	4,613	164	100,005
Depreciation on tangible assets	1,345	1,590	33,446
Depreciation of intangible assets	78,391	-	182,917
Consultants and subcontractors	524,317	21,587	7,003,631
General and administrative	129,831	74,075	3,937,348

NET LOSS	738,497	118,900	11,322,300
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	22,668	7,725	45,956
COMPREHENSIVE LOSS	761,165	126,625	11,368,256
NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	33,913,616	25,389,600

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period
	Three Months Ended		August 25,
	December 31		2000
			(Date of
			Inception)
			to December
	2006	2005	31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(738,497)	$(118,900)	$(11,322,300)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	79,736	1,590	216,363
Cancellation of common stock	-	-	(16,000)
Common stock issued for debt	-	-	113,799
Common stock issued in settlement of legal claim	-	-	59,408
Accounts payable forgiven	-	(10,171)	(10,171)
Issuance of common stock for services	100,000	6,500	6,569,576
Common stock issued for salaries	-	-	986,500
Write-off of salaries payable	-	-	(111,355)
Write-off of director’s compensation	-	-	(200,000)

Changes in operating assets and liabilities:	-	-	-
Stock subscriptions receivable	-	(21,900)	-
Prepaid expenses	(10,416)	(319)	(107,245)
Inventory	(24,221)		(24,221)
Prepaid license fees	-	18,234	-
Accounts payable and accrued liabilities	292,094	(9,828)	1,755,381
Net Cash Used in Operating Activities	(301,304)	(102,723)	(2,090,265)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Multi-Source Inc.	-	-	14,016
Purchases of property and equipment	(1,010)	(22,670)	(54,382)
Net Cash Used in Investing Activities	(1,010)	(22,670)	(40,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	132,381	(22,124)	402,261
Loans payable	-	-	626,123
(Repayment) Proceeds from bank indebtedness	(602)		706
(Repayment) Proceeds from long-term debt	(2,447)		(370)
Common stock to be issued	-	94,960	173,555
Proceeds from issuance of stock	152,750	36,071	883,398
Net Cash Provided by Financing Activities	282,082	108,907	2,085,673
EFFECT OF FOREIGN CURRENCY TRANSLATION	19,905	2,366	45,722
NET (DECREASE) INCREASE IN CASH	327	(14,120)	764
CASH BEGINNING OF PERIOD	437	19,855	-
CASH END OF PERIOD	$764	$5,735	$764

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

				Period
	Three Months Ended			August 25,
	December 31,			2000
				(Date of
				Inception)
				to December
	2006		2005	31, 2006
	(Unaudited)			(Unaudited)
Supplemental Disclosure of Cash Flows Information:
Interest paid	$4,613	$		$42,483
Shares issued (cancelled) to settle debt and accounts payable	100,000		(617,985)	(404,186)
Issuance of common stock to acquire Multi-Source	$-		$-	$1,147,500

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

Long-Term Debt

	December	December
	31,	31,
	2006	2005
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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after 15 September 2006. Management does not expect that the adoption of SFAS 155 will have a significant impact on the financial condition or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAX CORPORATION

By:	/s/ Robert Vivacqua
Name: Robert Vivacqua
Title: President, Principal Executive Officer, Principal Financial Officer) and Director

Date: May 22, 2008