Form 10-Q
period 2008-06-30
TRIMAX CORP
filed 2008-08-14
CIK 1094651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 000-32479

TRIMAX CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	76-0616468
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Lombard St, Suite 204
Toronto, Ontario, M5C-1M1
(Address of principal executive offices)

(416) 832-9315	plcnetworksolutions.com
(Issuer’s telephone number)	(Issuer’s website)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,853,892 shares of common stock, as of August 1, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ x ]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated interim financial information of Trimax Corporation (the ‘Company’) for the nine months ended June 30, 2008 is incorporated herein by reference.

The unaudited consolidated interim financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, this financial information does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month ended June 30, 2008 and for the period August 25, 2000 (inception) to June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2007.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		September
	June 30,	30,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$0	$12,011
Deposits on acquisitions	312,767	811,380

Total Current Assets	312,767	823,391

EQUIPMENT, net of depreciation	5,163	9,863

Total Assets	$317,930	$833,254

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank indebtedness	$225	$0
Accounts payable and accrued liabilities	473,778	339,668
Other loans and advances payable	107,426	158,637
Convertible notes - related parties	352,155	434,586

Total Current Liabilities	933,584	932,891

Total Liabilities	933,584	932,891

STOCKHOLDERS’ (DEFICIT)

Preferred stock: 20,000,000 shares authorized of $0.001 par value
Nil preferred shares issued	0	0
Common stock: 100,000,000 shares authorized of $0.001 par value:
5,853,892 and 2,538,791 shares issued and outstanding, respectively	5,854	2,539
Additional paid-in capital	15,339,093	15,460,179
Accumulated other comprehensive income (loss)	82,752	80,711
Deficit accumulated during the development stage	(16,043,353)	(15,643,066)

Total Stockholders’ (Deficit)	(615,654)	(99,637)

Total Liabilities and Stockholders’ Deficit	$317,930	$833,254

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended		Period August 25,
	June 30		June 30		2000
					( Date of Inception)
	2008	2007	2008	2007	to June 30, 2008

EXPENSES
Consultants and professional fees	$115,048	$2,822,224	$20,765	$449,437	$7,443,465
General and administrative	77,422	404,561	19,345	102,984	2,015,242
Directors fees	30,000	0	0	0	1,319,625
Management fees	30,000	0	0	0	1,019,395
License fees	0	0	0	0	64,953
Investor relations	6,036	0	0	0	161,037
Financial fees	9,962	3,162	(38)	(2,681)	191,281
(Gain) loss on foreign exchange	(337)	0	(2,794)	0	(20,363)
Interest on debt	27,032	0	9,032	0	27,032
Stock based compensation	0	0	0	0	2,962,660
Product development	0	0	0	0	400,495
Selling and project costs	100,556	0	(814)	0	409,904
Depreciation of intangible assets	0	79,097	0	0	181,683
Depreciation of tangible assets	4,568	4,034	1,710	724	41,067
Sundry expense	0	0	0	0	142,422
	400,287	3,313,078	47,206	550,464	16,359,898

NET LOSS FROM OPERATIONS	(400,287)	(3,318,078)	(47,206)	(550,464)	(16,359,898)
GAIN ON DISPOSAL OF SUBSIDIARY	0	120,552	0	120,552	158,531
LEGAL SETTLEMENT	0	21,658	0	0	120,000
WRITE OFF MERGER GOODWILL	0	0	0	0	38,014

NET LOSS	(400,287)	(3,170,868)	(47,206)	(429,912)	(16,043,353)
FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	2,041	30,816	(6,784)	7,971	82,752

COMPREHENSIVE LOSS	(398,246)	(3,140,052)	(53,990)	(421,941)	(15,960,601)
NET LOSS PER COMMON SHARE -
(Basic and diluted)	$(0.10)	$(1.40)	$(0.01)	$(0.19)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	3,952,777	2,250,630	5,433,985	2,279,521

unaudited
See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION (A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS	Nine	Nine	Period
(Expressed in United States Dollars)	Months	Months	From
	Ended	Ended	Inception to
	June 30	June 30	June 30
unaudited	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(400,287)	$(3,170,868)	$(16,043,353)
Adjustment to reconcile net loss to net cash used:
Depreciation of tangible assets	4,568	4,034	41,067
Depreciation of intangible assets	-	79,097	181,683
Gain on disposal of subsidiary	-	-	158,531
Cancellation of common stock	-	-	(16,000)
Stock compensation expense - warrants	-	-	87,940
Common stock issued for debt	75,000	367,486	113,799
Common stock issued in settlement of legal claim	-	-	59,408
Accounts payable forgiven	-	-	(121,526)
Common stock issued for services	67,200	1,955,000	11,901,237
Write off of directors compensation	-	-	(200,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	2,085	-
Inventory	-	(4,771)	-
Accounts payable and accrued liabilities	134,335	540,881	2,280,760
NET CASH USED IN OPERATING ACTIVITIES	(119,184)	(227,056)	(1,556,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on acquisitions	(13,387)	-	(312,767)
Acquisition of equipment	-	(1,010)	(58,190)
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(13,387)	(1,010)	(370,957)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) advances from related parties	169,598	85,706	604,184
Other loans and advances	(51,211)	(8,291)	107,426
Proceeds from the issuance of common stock	-	152,750	1,133,049
CASH FLOWS USED IN FINANCING ACTIVITIES	118,387	230,165	1,844,659

EFFECT OF FOREIGN CURRENCY TRANSLATION	2,173	(1,165)	82,752
NET (DECREASE) INCREASE IN CASH	(12,011)	934	0
CASH, BEGINNING OF YEAR	12,011	764	0
CASH, END OF YEAR	$0	$1,698	$0

See accompanying notes to consolidated financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

On August 17, 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario and Trimax, Trimax acquired all of the outstanding common stock of PLC for the issuance of 236,000 shares of common stock.

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Trimax received a settlement offer for $107,000 plus applicable taxes and legal fees, which it accepted. Subsequently the Company has thus far received $25,000 from Electrolinks Corporation.

On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario and Trimax, Trimax acquired all of the outstanding common stock of MSI for the issuance of 120,000 shares of common stock. This acquisition was subsequently reversed and the shares were returned to the Company and cancelled.

On January 25, 2008: the Company cancelled 128,000 shares of common stock due to non performance originally valued at $512,000; cancelled 4,000 shares of common stock due to non performance valued at $100; issued 120,000 shares of common stock to directors for services valued at $30,000; issued 120,000 shares of common stock for management services valued at $30,000; and, issued 300,000 in settlement of loans payable of $75,000.

On February 14, 2008 the Company reverse split its shares of common stock on a 25 old for 1 new basis. The Company had issued 73,669,766 pre roll back common shares which became 2,946,843 shares post roll back. All references to share issuances are subsequent to the roll back. During the three months ended June 30, 2008 the Company issued 2,827,049 shares in settlement of $256,322 loans payable.

Deposits toward Acquisition

Trimax has abandoned its negotiations for the purchase of a High Speed Internet Access (“HSIA”) service business but continues in its efforts to collect initial deposits and payments totalling $94,595 USD from 3One.

The Company has deposited or caused to be deposited $185,867 towards the acquisition of LCD monitors for the potential future use in advertising media distribution and has issued 128,000 shares of common stock valued at $512,000 as a deposit towards the acquisition of certain rights, agreements and contracts pertaining to the development of advertising media distribution. The Company continues to negotiate for the development of this aspect of its business venture, and is reviewing other potential business acquisitions. During the quarter ended March 31, 2008 the Company cancelled the 128,000 shares for non performance.

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

Warrants

On 10 October 2006 the Company received $150,000 in proceeds for the issuance of 30,000 restricted common shares with warrants attached for an additional 30,000 common shares exercisable at $0.008 to May 14, 2009. At June 30, 2008 we had outstanding warrants that allow the holders to purchase up to 30,000 shares of our common stock at $0.008 per share.

Capital Stock

During the nine months ended June 30, 2008 the Company:

Cancelled 132,000 shares of common stock previously valued at $512,100 in deposits on acquisitions;
Issued 120,000 shares of common stock to directors of the Company as fees for services valued at $30,000;
Issued 120,000 shares of common stock for management services valued at $30,000;
Issued 300,000 shares in settlement of loans payable in the amount of $75,000;
Issued 2,827,049 shares of common stock to various parties in settlement of $256,322 in outstanding loans;
Cancelled 200,000 previously issued shares;
and Issued 80,000 for services valued at $7,200

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

In addition, readers are also advised to refer to the information contained in our filings with the Commission, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

Results of Operations

For the nine months ended June 30, 2008 the Company incurred a loss in the amount of $400,287 as compared to $3,170,868 for the nine months ended June 30, 2007. Most of the expenses incurred during this period were for basic monthly corporate administrative expenses. For 2007 these expenditures were principally due to costs related to the development of marketing strategies, costs associated with deploying test pilots for potential customers and clients within various markets around the around. The Company has been unable to successfully obtain a customer for its products and has therefore reduced its operating budget to a minimal in order to survive. Operation costs over the next year will depend on a number of factors, including the costs attributed to the various products acquired from third party suppliers, as well as the cost of reorganizing its business plan and marketing its products.

These expenditures are expected to be financed mainly through trade payables and various private placements. At this time, no commitment for funding has been made to the Company. The Company’s continued operations are dependant upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Liquidity and Capital Resources

The Company has been relying on existing shareholders and various individual investors to keep its business operational until it can be self sufficient. Although the Company anticipates to raise the finances necessary to allow it to fulfill its needs until revenues are received and the Company is self sufficient, there can be no assurance that any additional funds will be available on terms acceptable to the Company at all. The Company has never generated revenue. There is no known source of funding at this time.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all. No material commitments for capital expenditures were made during the three month period ended June 30, 2008.

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

On May 22, 2006 Trimax was notified of an action out of the district court of Clark County Nevada whereby 16 plaintiffs registered an action against the Company for $120,000. The Company has been in negotiations and the parties have had discussions to settle the matter for $25,000 USD. The Company has accrued for the full amount of $120,000 in its financial statements, to be adjusted on final settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2008: the Company cancelled 128,000 shares of common stock due to non performance originally valued at $512,000; cancelled 4,000 shares of common stock due to non performance valued at $100; issued 120,000 shares of common stock to directors for services valued at $30,000; issued 120,000 shares of common stock for management services valued at $30,000; and, issued 300,000 in settlement of loans payable of $75,000.

On April 14, 2008: the Company issued 2,827,049 shares of common stock to various parties in settlement of $256,322 in outstanding loans; cancelled 200,000 previously issued shares; and issued 80,000 for services valued at $7,200

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed as part of this quarterly report:

Exhibit	Description
No.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAX CORPORATION

By:	/s/ Robert Vivacqua
Name: Robert Vivacqua
Title: President, Director, Chief Executive
Officer and Chief Financial Officer

Date:	August 5, 2008