Form 10-K
period 2008-09-30
TRIMAX CORP
filed 2009-01-23
CIK 1094651

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-32749

TRIMAX CORPORATION

(Exact name of small business issuer in its charter)

Nevada	76-0616468
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Lombard St., Suite 204

Toronto, Ontario   M5C-1M1

(Address of principal executive offices)

Issuer's telephone number: (416) 832- 9315

Issuer's Fax number: (416) 352-5218

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

Yes ☒ No ☐ Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year:

Registrant’s revenues for its most recent fiscal year: $nil

As of January 8, 2009 the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $57,000 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System.

On January 8, 2009 the registrant had issued 5,853,840 shares of Common Stock, par value $0.001

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Trimax Corporation

Index to

Annual Report on Form 10-K

For the Year Ended September 30, 2008

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

On February 11, 2005 the Company approved its Amended and Restated Articles of Incorporation, changed the name of the Company to Trimax Corporation (“Trimax”or the “Company”), and increased the number of its authorized capital to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share.

On August 17, 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of PLC.  In July of 2008 the Company sold its interest in PLC for $1.00.

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

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation alleging damages of $1,250,000, subsequently received a court ordered judgment in the Company’s favour of $132,000, received $25,000 and is awaiting payment of a further $107,000 plus applicable legal fees and interest. Collection of the balance of this judgement remains doubtful.

On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of MSI in exchange for 120,000 shares of Trimax’s common stock.

In March of 2007, Trimax terminated its acquisition of Multi-Source on the grounds of Breach of Contract and cancelled the 120,000 shares previously issued.

On August 14, 2007, pursuant to an asset purchase agreement by and between Cybersonics Broadcast Services Inc., a company incorporated in the Province Of Ontario under the Business Corporations Act, and Trimax, 80,000 shares of Trimax common stock were issued as a deposit towards the acquisition of assets known as Multi-Media Management Distribution Technology. In June of 2008 the Company terminated this agreement and cancelled the 80,000 shares previously issued.

Overview

Trimax attempted to become a broadband over power line (“BPL”) integrator and service provider. Using existing powerline infrastructures, it tried to deliver innovative data, voice and video communications to commercial, residential and other markets. BPL technology has evolved from 85 mbps to where new generation chip sets now deliver applications at 225 mbps transfer rates. New applications such as video streaming, online gaming and IPTV need sufficient bandwidth to operate. BPL’s fiber-like speeds are now considerably faster than cable or DSL without the corresponding costs. Utility companies have been slow to adopt the technology as further test pilots are required for any eventual broad scale deployment.

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

In pursuit of companies and technologies that can deliver a revenue base which will eventually allow it to be self sufficient, Trimax entered into on going negotiations for BPL digital signage and content management technology with Cybersonics Broadcast Services Inc. Trimax hopes its efforts will lead to contracts for digital signage and content management.

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

As a result of its efforts, Trimax contributed to the purchase of 126 digital signage screens for an anticipated initial order totalling $226,000. Trimax has caused to be advanced a further $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business. This Media venture did not come to fruition and the Company has written its investment off.

On July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC’s assets included the deposit on the transaction Trimax entered into with 3One Networks Inc. on 17 May 2006.

Recent changes by the FCC in the United states have instilled certain obstacles that make it less likely to allow Broadband Over Powerlines to have any significant impact within North America and Hydro companies within. Due to these changes most BPL companies such as Trimax have suffered. Subsequently, Trimax decided to divest itself from its wholly owned subsidiary PLC Network Solutions Inc. and sold the company to a third party for a nominal fee. The Company has been searching and evaluating other business opportunities, but continues to attempt to collect on funds owed to Trimax such as Cybersonics and Electrolinks.

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

Since inception through September 30, 2008 the Company has incurred cumulative losses of $16,557,926 and has never generated enough funds through operations to support its business. The Company expects to continue to incur operating losses through 2009.

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

Trimax has made a deposit towards the purchase of a High Speed Internet Access (“HSIA”) service business, including a portfolio of 50 Hotels consisting of approximately 4,600 rooms and all existing service contracts and related assets for providing HSIA services to these hotels, motels and resorts. The acquisition would allow for the potential to upgrade the services, technology, IP applications and broadband provisioning to these hotel sites. The purchase price was $220,230 CDN. Trimax has paid initial deposits and payments totalling $94,600 USD. The company has halted further payments while in negotiations with 3One for possible mutually beneficial changes in its relationship on a going forward basis. Therefore, remaining, payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the company until fully paid, the deposits and payments paid were reflected in the balance sheet under prepaid expenses and deposits. No additional deposits and payments have been paid subsequent to year end. The agreement also provides for 3One to deliver certain BPL equipment based on normal distribution pricing.

On July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC’s assets included the deposit on the transaction Trimax entered into with 3One Networks Inc. on 17 May 2006.

Multi-Media Management Distribution Technology

On August 14, 2007, pursuant to an asset purchase agreement by and between Cybersonics Broadcast Services Inc., a company incorporated in the Province Of Ontario under the Business Corporations Act, and Trimax, 80,000 shares of Trimax common stock were issued as a deposit towards the acquisition of assets known as Multi-Media Management Distribution Technology and issued 48,000 shares of common stock pursuant to a supply chain agreement to purchase certain digital signage screens. This Media venture did not come to fruition and the Company has written its investment off.

Intellectual Property

The nature of patent and trademark registration is very complex and requires legal expertise. To date, no applications have been prepared to patent any of the Company’s assets or concepts.

Government Regulation

The FCC has ruled that BPL-enabled internet access services have been classified as an information service in the US instead of its previous telecommunications service label. The CRTC in Canada has taken a similar stance with telecommunication regulation with the intent to reduce barriers to competition. This helps to promote BPL technologies and applications, but has yet to be widely adopted by Hydro compay's.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company had previously been leasing a 2,000 square foot office facility with principal address located at 2 Lombard Street, Suite 204, Toronto, Ontario, M5C-1M1. Currently the lease is month-to-month and there is no commitment.

ITEM 3. LEGAL PROCEEDINGS

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Subsequently, Trimax received a court ordered judgment, and is awaiting payment of $107,000 plus applicable legal fees and interest.

On May 22, 2006, Trimax was notified of an action out of the district court of Clark County Nevada whereby 16 plaintiffs registered an action for $120,000 against the Company. All of the plaintiffs are former shareholders of PLC Network Solutions Inc., a Canadian company, which is no longer owned by Trimax. Both parties previously agreed to a settlement, although no actions have been taken in this regard for the past three years. The initial proposed settlement had consisted of a payment of $25,000 from the Company to PLC, with Electrolinks Corporation paying Trimax $25,000 in exchange for a full release by Trimax. Trimax has received no further correspondence from the plaintiffs and no other actions have taken place. The Company has not had any indications that this action will progress further.

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

On February 14, 2008 the Company reverse split its shares of common stock on a 25 old for 1 new basis. All references to share issuances are subsequent to the roll back.

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

None

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

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed above. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Several factors that could cause or contribute to such differences include those discussed in the "Risk Factors" section of this Form 10-K.

PLAN OF OPERATIONS

With the exception of the following, the Company has abandoned its previous intended acquisitions and business strategies in the broadband over Powerline business. In the Company's judgment, these former projects did not fit in with the Company's new direction or were not commercially feasible.

For the fiscal year ended September 30, 2008 the Company incurred a loss in the amount of $914,860. Most of the expenses incurred during this period were for basic monthly Company expenses including administration and expenses incurred in managing a reporting issuer. Operation costs over the next year are expected to be financed mainly through various private placements and additional loans. No sources of funds are currently in place or available to the Company.

Recent Developments and Discussions

The company had been involved in several pilot projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. Trimax through its investment into Cybersonics Technologies had been showcasing a complete digital signage solution, including content management software and professional remote management tools for administrators to manage larger-scale deployments which tools can be enhanced and more cost effective with the use of the Broadband over Power Lines technology (BPL).   Trimax had purchased 126 Digital Signage Screens for anticipated orders and has invested thus far $90,000 to Cybersonics Sound Technologies Inc., a company established in the distribution of advertising content to off sight locations via radio and streaming video over the internet. The Company continues to negotiate with Cybersonics Sound Technologies for a mutually beneficial business arrangement. However, Cybersonics has not delivered on any sales and has not responded to Trimax for repayment of its loans. Trimax is now in the process of launching an action against Cybersonics

Liquidity and Capital Resources

Since the consummation of the acquisition of PLC Network Solutions Inc. the Company has raised funds through a convertible debenture and private placement funds through various investors. The Company has not been successful in its business of Broadband over power lines due to changes by the FCC in regard to BPL technologies and consequently not been able to raise any further funds.

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

Intangible Assets

Intangible assets of acquired businesses are stated at cost less write down to estimated recoverable value. The intangibles have limited lives which the Company has determined to be five years. Other intangible assets include deferred financing fees. The Company evaluates intangible assets at least annually to determine whether events and circumstances continue to support a definite useful life.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Trimax Corporation and Subsidiaries

Toronto, Ontario M5C-1M1

We have audited the accompanying consolidated balance sheets of Trimax Corporation and Subsidiaries (A Development Stage Company)  at September 30, 2008 and 2007and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit and cash flows for the years then ended and for the cumulative period from inception to September 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trimax Corporation and Subsidiaries (A Development Stage Company)  at September 30, 2008and 2007 and the results of its operations, cash flows and changes in stockholders' deficit for the years then ended and for the cumulative period from inception to September 30, 2008 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations since inception and is dependent on financing to continue operations, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

January 22, 2009

TRIMAX CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30

(Expressed in United States Dollars)

	2008	2007
ASSETS
Current Assets
Cash	$-	$12,011
Total Current Assets	-	12,011

Property and equipment	-	9,863
Other Assets
Deposits on acquisitions	-	811,380

Total Assets	$-	$833,254

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Bank Indebtedness	121	-
Accounts payable and accrued liabilities	351,077	339,668
Notes payable to related parties	172,792	434,586
Other loans and advances payable	114,267	158,637
Total Current Liabilities	638,257	932,891

Total Liabilities	638,257	932,891

Commitment and Contingent Liability	-	-

Stockholders' (Deficit)
Preferred stock
Authorized: 20,000,000 Preferred shares par value of $0.001 each
Issued: Nil preferred shares	-	-
Common stock
Authorized: 100,000,000 Common shares par value of $0.001 each
Issued: 5,853,840 Common shares (2,538,791 - 2007)	5,854	2,539
Additional paid-in capital	15,893,195	15,460,179
Accumulated other comprehensive income	20,620	80,711
Deficit accumulated during the development stage	(16,557,926)	(15,643,066)
Total Stockholders' (Deficit)	(638,257)	(99,637)
Total Liabilities and Stockholders' (Deficit)	$-	$833,254

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Expressed in United States Dollars)	For The Year Ended September 30 2008	For The Year Ended September 30 2007	For The Period From Inception to September 30 2008
REVENUES	$ -	$ -	$ -
EXPENSES
Consultants and professional fees	$124,474	$913,640	$7,517,428
Stock based compensation expense	-	3,283,625	4,282,285
General and administrative	62,607	398,889	2,002,465
Management fees	30,000	100,957	1,049,395
License fees	-	-	64,953
Investor relations	6,037	155,000	161,037
Financial costs and interest on debt	463,270	85,927	654,589
(Gain) loss on exchange	(337)	(9,131)	(17,906)
Directors’ fees	30,000	-	30,000
Product development	-	-	400,495
Selling and promotion	-	105,900	310,974
Depreciation of intangible assets	-	80,959	181,683
Depreciation of tangible assets	-	2,360	38,263
TOTAL OPERATING EXPENSES	716,051	5,118,126	16,675,661
LOSS FROM OPERATIONS	(716,051)	(5,118,126)	(16,675,661)
OTHER INCOME (EXPENSE):
Legal settlement	-	-	120,000
Write off merger goodwill	-	-	38,013
Impairment loss on investment	(198,768)	-	(198,768)
NET LOSS FROM CONTINUING OPERATIONS	(914,819)	(5,118,126)	(16,716,416)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	124,660	158,531	283,191
Loss from discontinued operations	(124,701)	-	(124,701)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS net of income tax	(41)	158,531	158,490

LOSS BEFORE INCOME TAX	$(914,860)	$(4,959,595)	$(16,557,926)
Income Tax	-	-	-
NET LOSS	$(914,860)	$(4,959,595)	$(16,557,926)
Loss per share from continuing operations	$(0.22)	$(2.40)
Income (Loss) per share from discontinued operations net of income tax	$(0.00)	$0.12
Net loss per share	$(0.22)	$(2.28)
Weighted average shares outstanding	4,188,189	2,129,756

NET LOSS	(914,860)	(4,959,595)	(16,557,926)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(60,091)	103,999	20,620
COMPREHENSIVE LOSS	$(974,951)	$(4,855,596)	$(16,537,306)

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE PERIOD AUGUST 25, 2000 (INCEPTION) THROUGH  SEPTEMBER 30, 2008

(Expressed in United States Dollars)

	Shares	Common Stock	Additional Paid-in Capital	Stock issuable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
August 25, 2000	216	$-	$27,189	$-	$-	$-	$27,189
Foreign currency	-	-	-	-	(194)	-	(194)
Net loss	-	-	-	-	-	(45,676)	(45,676)
Stock subscribed for services and concept	-	-	-	40,192	-	-	40,192
Balance September 30, 2000	216	-	27,189	40,192	(194)	(45,676)	21,511
Foreign currency	-	-	-	-	8,643	-	8,643
Stock issued	326	-	187,405	(40,192))	-	-	147,213
Net loss	-	-	-	-	-	(179,888)	(179,888)
Balance September 30, 2001	542	-	214,594	-	8,449	(225,564)	(2,521)
Stock issued to acquire subsidiary	4,458	4	(119,221)	-	-	119,218	1
Stock cancelled	(200)	-	(3,815)	-	-	3,815	-
Stock issued for settlement of debt	658	1	59,379	-	-	-	59,380
Stock issued for salaries	20	-	2,500	-	-	-	2,500
Stock option benefit	-	-	2,263,560	-	-	-	2,263,560
Foreign currency	-	-	-	-	(3,436)	-	(3,436)
Net loss	-	-	-	-	-	(3,137,115)	(3,137,115)
Balance September 30, 2002	5,478	5	2,416,997	-	5,013	(3,239,646)	(817,631)
Stock issued for debt	3,540	4	926,551	-	-	-	926,555
Stock issued on exercise of options	440	-	43,000	(7,100))	-	-	35,900

Stock issued for services and technology	1,146	1	289,455	-	-	-	289,456
Stock issued for consulting	6,200	6	1,549,994	-	-	-	1,550,000
Stock compensation benefit	-	-	214,660	-	-	-	214,660
Stock compensation	3,800	4	949,996	-	-	-	950,000
Foreign currency	-	-	-	-	(162)	-	(162)
Net loss	-	-	-	-	-	(3,212,184)	(3,212,184)
Balance September 30, 2003	20,604	20	6,390,653	(7,100))	4,851	(6,451,830)	(63,406)
Adjustment	23	1	123,030	-	-	(123,031)	-
Stock issued for debt	15,120	15	188,985	-	-	-	189,000
Shares cancelled	(1,520)	(2)	(379,998)	-	-	-	(380,000)
Stock issued on exercise of options	120	-	15,000	7,100	-	-	22,100
Stock issued for services and technology	4,600	5	1,379,995	-	-	-	1,380,000
Shares issued for consulting	7,560	8	1,330,992	-	-	-	1,331,000
Stock issued for compensation	60	-	24,000	-	-	-	24,000
Shares cancelled	(1560)	(2)	(398,998)	-	-	-	(399,000)
Shares cancelled	(1,600)	(2)	(399,998)	-	-	-	(400,000)
Foreign currency	-	-	-	-	769	-	769
Net loss	-	-	-	-	-	(2,799,751)	(2,799,751)
Balance September 30, 2004	43,407	$43	$8,273,661	$-	$5,620	$(9,374,612)	$(1,095,288)
Acquisition of PLC Network Solutions Inc.	876,000	876	21,024	-	(5,620)	(99,668)	(83,388)
Common stock issued for debt	728,000	728	955,026	-	-	-	955,754
Common stock issued for services	2,000	2	24,998	-	-	-	25,000
Common stock issuable - debt settlement	-	-	-	50,998	-	-	50,998
Common stock issuable - cash	-	-	-	166,316	-	-	166,316
Foreign currency	-	-	-	-	(5,359)	-	(5,359)
Net loss	-	-	-	-	-	(162,584)	(162,584)

Balance September 30, 2005		1,649,349	$1,649	$9,274,709	$217,314	$(5,359)	$(9,636,864)	$(148,551)
Common stock issued for cash		68,243	68	762,338	(217,314)	-	-	545,092
Cancellation of common stock		(640,000)	(640)	(15,360)	-	-	-	(16,000)
Common stock issued for debt		91,039	91	113,708	-	-	-	113,799
Common stock issued in settlement of legal claim		3,000	3	59,405	-	-	-	59,408
Acquisition of Multi-Source Inc.		120,000	120	1,147,380	-	-	-	1,147,500
Foreign currency		-	-	-	-	(17,929)	-	(17,929)
Net loss		-	-	-	-	-	(1,046,607)	(1,046,607)
Balance September 30, 2006		1,291,631	$1,291	$11,342,180	$-	$(23,288)	$(10,683,471)	$636,712
Common stock issued for cash		61,538	62	228,784	-			228,846
Cancellation of common stock		(120,000)	(120)	(1,147,380)	-	-	-	(1,147,500)
Common stock issued for services		1,177,622	1,178	4,436,783	-	-	-	4,437,961
Common stock issued for deposits on acquisitions		128,000	128	511,872	-	-	-	512,000
Value of warrants issued	-	-	-	87,940	-	-	-	87,940
Net loss		-	-	-	-	-	(4,959,595)	(4,959,595)
Foreign exchange		-	-	-	-	103,999	-	103,999
Balance September 30, 2007		2,538,791	2,539	15,460,179	-	80,711	(15,643,066)	(99,637)
Cancellation of common stock		(132,000)	(132)	(511,868)	-	-	-	(512,000)
Common stock issued for services		320,000	320	66,880	-	-	-	67,200
Common stock issued in settlement of loans payable		3,127,049	3,127	323,902	-	-	-	327,029
Beneficial conversion feature		-	-	554,102	-	-	-	554,102
Net loss		-	-	-	-	-	(914,860)	(914,860)

Foreign exchange	-	-	-	-	(60,091)	-		(60,091)

Balance September 30, 2008	5,853,840	$5,854	$15,893,195	$-	$20,620	$(16,557,926	)$	(638,257)

 The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS	For The Year Ended September 30, 2008	For The Year Ended September 30, 2007	For The Period From Inception to September 30, 2008
(Expressed in United States Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(914,860)	$(4,959,595)	$(16,557,926)
Adjustment to reconcile net loss to net cash used, net of spin off:
Depreciation of tangible and intangible assets	-	83,319	219,946
Losses on write off and impairment of investments	198,768	-	198,768
Gain on disposal of subsidiary	(124,660)	(158,531)	(283,191)
Cancellation of common stock	-	-	(16,000)
Stock compensation expense - warrants	-	87,940	87,940
Common stock issued in settlement of legal claim	-	-	59,408
Accretion of beneficial conversion feature	436,239	-	436,239
Common stock issued for services	67,200	4,437,961	11,961,237
Write off of salaries payable and directors compensation	-	-	(311,355)

Changes in operating assets and liabilities:
Prepaid expenses	-	107,027	-
Accounts payable and accrued liabilities	70,980	(17,054	1,926,728
NET CASH USED IN OPERATING ACTIVITIES	(266,333)	(101,871)	(2,301,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Multi-Source Inc.	-	(240,696)	(226,680)
Deposits on acquisitions	-	(299,380)	(299,380)
Disposal (acquisition) of equipment	-	(4,818)	(58,190)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(544,894)	(584,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	-	12,332	165,356
Advances from related parties	280,422	312,729	737,339
(Repayment) to related parties	(126,100)	-	(126,100)
Other loans and advances	100,000	158,637	1,010,452
Proceeds from issuance of common stock	-	228,846	1,133,049
CASH FLOWS FROM FINANCING ACTIVITIES	254,322	712,544	2,920,096

EFFECT OF FOREIGN CURRENCY TRANSLATION	-	(54,532)	(33,890)

NET (DECREASE) INCREASE IN CASH	(12,011)	11,247	-
CASH, BEGINNING OF YEAR	12,011	764	-
CASH, END OF YEAR	$-	$12,011	$-

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS

On February 11, 2005 Kiwi Network Solutions Inc. approved its Amended and Restated Articles of Incorporation and changed its name to Trimax Corporation (“Trimax” or "the Company"), and increased its authorized share capital to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share.

On August 17, 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act and Trimax, Trimax acquired all of the outstanding common stock of PLC for the issuance of 876,000 shares of common stock.

All inter-company accounts and transactions have been eliminated in the consolidation.

On July 1, 2008 the Company disposed of its interest in PLC for $1.00 and wrote off its investment for a net gain of $124,660.

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

On May 17, 2006 Trimax entered into a purchase and sale agreement with 3One Networks Inc. ("3One"), a broadband over powerline provider ("BPL"), for the purchase of their High Speed Internet Access ("HSIA") service business, including all existing service contracts and related assets for providing HSIA services to their client list of hotels, motels and resort customers. Trimax paid initial deposits and payments totalling $94,594. As final payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the Company until fully paid, the deposits and payments paid have been written off.

On June 1, 2006 Trimax entered into a Reorganization Agreement with the shareholders of Multi-Source Inc. ("MSI"), a company incorporated in the Province of Ontario, Canada.

Under the terms of the Reorganization Agreement the shareholders of MSI conveyed all of the issued and outstanding shares of MSI to Trimax in exchange for 120,000 shares of Trimax’s common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of MSI have been consolidated subsequent to the acquisition date. Trimax allocated the purchase price to the acquired tangible net assets and liabilities.

1.	NATURE OF OPERATIONS (continued)

Due to legal circumstances surrounding the acquisition and effective April 1, 2007 Trimax terminated the agreement entered into with MSI and on April 17, 2007 Trimax cancelled the 120,000 shares issued to the shareholders of MSI as part of the original acquisition. As a result of these changes the assets and liabilities previously recognized through the acquisition of MSI have been written off by the Company and returned to the original owners at their current net book value. The Company has written off its investment in MSI for a net gain on disposal of $158,531.

2.	DEPOSITS ON ACQUISITIONS

Intangible Asset – Media Program

The Company has deposited or caused to be deposited $198,768 towards the acquisition of   LCD  monitors for the potential future use in advertising media distribution and as a deposit towards the acquisition of certain rights, agreements and contracts pertaining to the development of advertising media distribution. The Company’s investment is summarized as follows:

Investment

$198,768

Write off of amounts receivable

   (34,000)

Impairment loss on investment

 (164,768)

Deposits on acquisitions

$             -

The Company has been unable to find a customer for its advertising program and has determined to write down the value of its media program to $nil as the technology has aged.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company accounts and transactions are eliminated on consolidation. For the year ended September 30, 2007 the Company’s financial statements include the accounts of PLC Network Solutions Inc. (PLC). The Company disposed of PLC during March, 2008, wrote off all transactions for the year as a loss from discontinued operations and did not own or consolidate with any subsidiary companies for the year ended September 30, 2008.

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

Impairment of Investments

When the value of an investment has become less than its book value, management will determine the nature of the impairment in value and write the investment down to its estimated recoverable value.

      Equipment and Depreciation

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Equipment	20% straight line over five years
Furniture and fixtures	20% straight line over five years
Computer	25% straight line over four years

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

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Warrants convertible into 750,000 shares of common stock were excluded from the calculation of diluted earnings per share as they would be anti dilutive. There were no dilutive financial instruments for the period ended September 30, 2008 or 2007. Earnings per share have been calculated as follows:

                    2008

                             2007

        Numerator:

Net loss

                               $914,819        $4,959,595

Denominator:

Weighted average number of shares issued

              4,188,189          2,129,756

Earnings (loss) per share

                   $(0.22)               $(2.28)

Beneficial conversion feature

The Company has debt with conversion options that provide for a rate of conversion that is below the market value. This feature is normally characterized as a beneficial conversion feature (“BCF”), which is recorded by the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 (“EITF 98-05”), accounting for Convertible Securities with beneficial conversion features of Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issued No. 98-05 to Certain Convertible Instruments.  If a BCF exists, the Company records it as a debt discount.  Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

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

 In December, 2007, the FASB issued SFAS No. 141( R ), “Business Combinations”, which established the principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non controlling  interest in the acquiree and goodwill acquired. SFAS 141R also establishes disclosure requirements to enable evaluation of the nature and financial effects of the business combination. SFAS 141R is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company’s financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be characterized as non controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.and is not expected to have an impact on the Company’s financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133. SFAS 161 requires entities utilizing derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company does not have or utilize any derivative instruments and/or hedging activities and therefore SFAS 161 is not expected to have an impact on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163").  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

6.	EQUIPMENT

 The details of equipment and the related accumulated depreciation are set forth below for the indicated periods:

	Cost	Accumulated Depreciation	Disposal	Net 2008	Net 2007

Equipment	$5,348	$5,348	-	$-	$669
Furniture and fixtures	2,349	2,349	-	-	1,423
Computer	13,105	7,810	5,295	-	7,771
	$20,802	$15,507	5,295	$-	$9,863

7.	NOTES PAYABLE TO RELATED PARTIES

The advances from shareholders and directors of the Company, to facilitate the payment of debts, are interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates their market value due to the short-term maturity of the financial instruments. The notes are convertible to common shares of the Company at $0.075 per share.

	2008	Receipts	Repayments	2007
Note payable issued December 31, 2007	$ 137,960	$ 5,000	$ 171,725	$ 304,685
Note payable issued December 31, 2007	67,500	-	32,500	100,000
Note payable issued December 31, 2007	57,946	88,100	30,154	-
Note payable issued December 31, 2007	6,178	18,605	25,000	12,573
Note payable issued January 14, 2008	-	100,000	100,000	-
Note payable issued January 28, 2008	-	50,000	50,000	-
Accounts payable, 0% interest	21,071	11,086	7,343	17,328

Amounts payable to related parties	290,655	$ 272,791	$ 416,722	$ 434,586
Discount for conversion feature	(117,863)
	$ 172,792

In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

The fair value of the conversion option on the short-term notes and accounts payable to related parties of $554,102 as calculated using the intrinsic value method was recorded as a discount on the face value of the note. This amount will be amortized using the straight-line method over the term of the note. In 2008, the Company recorded $436,239 as interest expense due to amortization of the discount.

8.	COMMITMENT AND CONTINGENT LIABILITY

On May 22, 2006, Trimax was notified of an action out of the district court of Clark County Nevada whereby 16 plaintiffs registered an action for $120,000 against the Company. All of the plaintiffs are former shareholders of PLC Network Solutions Inc., a Canadian company, which is no longer owned by Trimax. Both parties previously agreed to a settlement, although no actions have been taken in this regard for the past three years. . The initial proposed settlement had consisted of a payment of $25,000 from the Company to PLC, with Electrolinks Corporation paying Trimax $25,000 in exchange for a full release by Trimax. Trimax has received no further correspondence from the plaintiffs and no other actions have taken place. The Company has not had any indications that this action will progress further.

9.	CAPITAL STOCK

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

Common stock, $0.001 par value; 100,000,000 shares authorized: 5,853,840 shares issued and outstanding.

Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding.

In September 2004, the Board of Directors approved a 25 old for 1 new reverse stock split of our outstanding shares of capital stock effective on November 5, 2004. All share and per share information included in these consolidated financial statements are adjusted to reflect this reverse stock split.

On February 14, 2008 the Company reverse split its shares of common stock on a 25 old for 1 new basis. All references to share issuances are subsequent to the roll back.

On July 20, 2005 the Company issued 216 common shares at par value to the Company's founders.

On August 17, 2005 Trimax acquired the net liabilities of PLC. This was accounted for as a recapitalization of PLC into Trimax and resulted in the issuance of 876,000 shares, further described in note 1.

In August 2005 the Company's Board of Directors approved the issuance 4,000 shares of common stock in exchange for the settlement of $18,446 in debt of the Company.

On August 31, 2005 the Company issued 2,000 common shares to a former director of the Company as compensation for his services and sundry costs as a director of Trimax. The common shares issued have been valued at their market value of $25,000, which is the amount that would have been received if the shares had been issued for cash. Management believes that the fair market value of the services received from the former director approximates this value.

From November 2005 to May 2006 the Company's Board of Directors approved the issuance of 68,243 common shares to various investors for $545,092. The funds were raised through a non-brokered private placement of common stock from a group of accredited non-US investors.

On February 6, 2006 the Company issued 3,000 shares in settlement of a civil court case in which the Company was a defendant. The common shares issued have been valued at their market value of $59,407, believes that the fair market value of the services received from the former director approximates this value.

From February 10, 2006 to March 15, 2006, the Company issued a total of 61,538 various private placement restricted common shares for $228,846.

On March 16, 2006 the Company’s Board of Directors approved the cancellation of 640,000 common shares. These shares which were originally issued in July 2005 to the former shareholders of PLC in consideration for their shares in PLC, however due to non payment and no consideration of the subscribing shares they were cancelled.

On June 1, 2006 pursuant to Reorganization agreement, the Company issued 120,000 restricted common shares for $0.01 par value in exchange for 100% the common stock of Multi-Source Inc.

On June 1, 2006 pursuant to Reorganization agreement, the Company issued 30,000 common shares for $0.01 par value in consideration to a company for brokering the Multi-Source Inc. acquisition. These transaction costs have been charged as a reduction of additional paid-in capital.

On June 1, 2006 the Company issued 91,039 private placement restricted common shares in settlement of certain debts.

9.	CAPITAL STOCK (Continued)

On October 19, 2006 the Company's Board of Directors approved the issuance of 30,000 restricted common shares in exchange for a draw down payment of $150,000 from the convertible debenture described above.

These shares were issued as a result of an amending agreement in October 2006 to the convertible debenture agreement which outlined the simultaneous issuance of 30,000 restricted common shares and warrants for an additional 750,000 common shares exercisable at $0.20 upon making the first draw down payment from the convertible debenture to the Company.

On January 24, 2007 the Company issued 1,177,622 restricted common shares to the officers of the company for services provided to the Company. The fair value was measured at the value of  the Company's common stock on the date that the commitment for performance had been reached.

This valuation date was January 24, 2007 at which time the value was $4,437,961.  The fair value of the equity instrument has been charged directly to compensation expense and additional paid-in capital.

On January 22, 2007 the Company filed a Form S-8 Registration Statement ‘Securities to be offered to Employees in Employee Benefit Plans’.  Under the terms of this filing the company registered 1,369,286 unissued shares of common stock with a par value of $.001 per share for settlement of amounts payable by the company to the employees. The fair value was measured at the value of the Company's common stock on the date on the registration. This valuation date was January 22, 2007 at which time the stock was valued at $0.16.  The fair value of the equity instrument has been charged directly to the related amounts due to the respective parties and additional paid-in capital.

On April 17, 2007 the Company cancelled the 120,000 common shares related to the legal circumstances surrounding the acquisition of MSI. Trimax terminated the agreement to acquire MSI.

On May 9, 2007 the Company adopted the 2007 Equity Incentive Plan the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company.  The total number of shares reserved and available for grant and issuance pursuant to the Plan is 5,000,000 Shares.

On May 14, 2007 the Company issued 128,000 shares of common stock for deposits on contracts.

During the year ended September 30, 2008 the Company:

On January 25, 2008 cancelled 132,000 shares of common stock previously valued at $512,100 in deposits on acquisitions;

On December 31, 2007:

Issued 120,000 shares of common stock to directors of the Company as fees for services valued at $30,000;

Issued 120,000 shares of common stock for management services valued at $30,000;

Issued 300,000 shares in settlement of loans payable in the amount of $75,000;

On April 14, 2008:

Issued 2,827,049 shares of common stock to various parties in settlement of $252,029 in outstanding loans; and

Issued 80,000 for services valued at $7,200

10.	WARRANTS

On October 10, 2006 the Company received $150,000 pursuant to a loan agreement bearing an annual interest rate of 12% and repayable on May 14, 2009.  At the investor's option the loan was simultaneously converted to equity for the issuance of 750,000 restricted common shares plus warrants for an additional 750,000 common shares exercisable at $0.20 per share. The warrants are fully exercisable up to and including May 19, 2009.

The following table summarizes the Company's warrant activity for the years ended September 30, 2008 and 2007:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, September 30, 2006	-	-	-
Granted during the year	750,000	$0.20	$0.20
Cancelled/Expired/Exercised	-	-	-
Balance, September 30, 2007	750,000	$0.20	$0.20
Granted during the year	-	-	-
Cancelled/Expired/Exercised	-	-	-

Balance, September 30, 2008	750,000	$ 0.20	$ 0.20

Effective January 1, 2006 we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in years beginning after December 31, 2005 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Accordingly, compensation cost for issuance of warrants of $0 and $87,940 has been recognized in the accompanying consolidated statements of operations for 2008 and 2007, respectively. Compensation cost for issuance of warrants has been recognized as an equity issuance cost during 2007 in the accompanying consolidated statement of stockholders’ equity.  We have recognized no tax benefit associated with these amounts and have not capitalized any such cost as an asset.  We estimated the fair value of our stock purchase warrants issued using the Black-Scholes option-pricing formula. We record compensation expense for warrants ratably over the warrant’s period.  Results for prior periods have not been restated.

The fair value of each warrant issued has been estimated on the date of issuance using the Black-Scholes option valuation model, using the following weighted average assumptions: risk-free interest rates of 4.80%, dividend yield of 0.00% for Common Stock warrants, effective expected volatility of 88.0% and expected lives of 3 years.  The effects of applying SFAS 123 may not be representative of the effects on reported net earnings for future years.

The following table summarizes information concerning outstanding and exercisable Common Stock warrants at September 30, 2008:

                                Warrants Outstanding            Warrants Exercisable

                                 Weighted

                                 Average            Weighted           Weighted

                                 Remaining       Average              Average

  Range of               Number            Contractual        Exercise             Number             Exercise

  Exercise Price     Outstanding     Life (Years)       Price                    Exercisable      Price

   $0.20                    750,000             0.75                    $0.20                  750,000             $0.20

11.	SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended September 30, 2008 and 2007 there were no taxes paid and $nil in interest paid by the Company.

During the year ended September 30, 2008 the Company issued 3,127,049 restricted common shares in settlement of certain debts of $327,029.

During the year ended September 30, 2008 the Company issued 320,000 restricted common shares for services valued at $67,200.

During the year ended September 30, 2007 the Company issued 128,000 restricted common shares for deposits on acquisitions and valued at $512,000. These shares were cancelled during the year ended September 30, 2008.

During the year ended September 30, 2008 the Company recorded a discount on convertible notes of $554,102 as a credit to additional paid in capital and amortized $436,239 of that discount to interest expense.

12.	RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company issued 320,000 common shares to directors of the Company in payment for services rendered to the Company and valued at $67,200 (2007 – 472,000 shares valued at $1,285,102).

13.	INCOME TAXES

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

As at September 30, 2008 the Company has tax losses available to be applied against future year’s income as a result of the losses incurred in the current period as well as losses carried forward from Trimax. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

Components of future income tax assets are:

		2008		2007
Non-capital loss carry-forwards		$16,022,484		$15,643,066
Approximate tax rate		31.12%		31.12%
		4,986,197		4,868,122
Valuation allowance		(4,986,197)		(4,868,122)
	$		$

Components of Income Taxes	2008	2007
Federal	$ -	$ -
State	-	-
Change in deferred tax benefit	118,075	1,026,670
Change in valuation allowance	(118,075)	(1,026,670)
Income taxes	$ -	$ -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008 our disclosure controls and procedures are sufficient to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Management believes that the Company’s records provide the information required to be disclosed in our reports filed or submitted under the Exchange Act and that such information is recorded, processed, summarized and reported.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages and position held are as follows:

NAME OF DIRECTOR	AGE	POSITION
Robert Vivacqua	44	Director, President and Chief Financial Officer
Todd Ingram	36	Director – resigned September 10, 2008
Henry Huber	64	Director – resigned September 8, 2008

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

Todd Ingram

Mr. Ingram has a varied back ground in Investor Relations and Marketing. In the year 2000, Todd was employed with The Westminster Club, one of the oldest gentleman’s clubs in British Columbia, in their marketing department. After completing a successful marketing campaign for the Club, in 2001 Todd moved to OnlineOffice.com where he acted as the VP of Investor Relations.  During this tenure he assisted with the direction of the company to a pre-IPO status at which time JP Morgan bought the company directly for their Morgan OnLine project. Subsequently Todd took a position as the lead manager in charge of developing technology based solutions for Forbes Financial. During four years of service (2002 – 2006) with Forbes Financial Services, Todd played an integral role in the development of the Automotive Finance Company.  During this time he implemented a VPN (Virtual Private Network) strategy, web applications, DOS Database networking, complete CRM (customer relationship management software) for the leasing side, a mobile computing solution and a liquidation center for the disposition of returned and repossessed vehicles.  The company grew from 3 to 24 employees within an eighteen month time frame. Todd currently is the Chief Operating Officer of Communications USA.

Henry Huber

Mr. Huber has a Masters of Education degree, and has spent the last five years as President of his company, Uptrend Investment Services, providing investment services to private clients.

Mr. Huber is also a director of Transnational Automotive Group, Inc.

ITEM 10. EXECUTIVE COMPENSATION

At this time there is no set executive compensation package for any of the directors or officers of the Company. The Company currently has an employee incentive stock option plan but has no employees. The company believes that it will adopt an executive compensation plan sometime within the next calendar year. The Company has paid executive compensation for services from its two key officers/shareholders of approximately $230,000 for the year ended September 30, 2006. Of this, $210,000 remained unpaid and was accrued as management fees payable. During 2007 the amount payable was reversed. No payments or accruals were made to the benefit of directors or officers during the year ended September 30, 2008.

Employment Contracts

The Company does not presently have employment contracts with its executive officers and directors. The Company has various consulting contracts with companies and individuals for sales, marketing, technical and other general services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of January 10, 2009 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

		PERCENTAGE OF
		OUTSTANDING
NAME AND POSITION	NUMBER OF SHARES (1)	SHARES
Derek Pepler	244,800	4.2%
Robert Vivacqua	255,320	4.4%
All Current Directors and
Officers As A Group (2 Persons)	255,320	4.4%
(1) Based on 5,853,840 shares of common stock issued and outstanding as of December 15, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company issued 91,039 private placement restricted common shares in settlement of certain debts from shareholders of the Company for $0.05 per share.

During the year ended September 30, 2008 accrued management salaries have been recorded for services of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer totalling $nil

(2007 - $100,000).

During the year ended September 30, 2007 the Company issued 472,000 shares of common stock valued at $1,285,102 to directors of the Company in payment for services rendered to the Company (2008 - nil).

ITEM 13. EXHIBITS

Exhibit 31.1	Certifications of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of CFO (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certifications of CFO (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2008	2007
1. Audit Fees *	$18,500	$18,500
2. Audit Related Fees *	$-	$-
3. Tax Fees **	$-	$-
4. All Other Fees	$-	$-
*	Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in quarterly reports.

**	Consists primarily of fees paid for tax compliance and tax planning services.

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

Date: January 22, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Vivacqua
Robert Vivacqua
President and Chief Executive Officer and Director
January 22, 2009

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 Exhibit 31.1

CERTIFICATIONS

I, Robert Vivacqua, certify that

1. I have reviewed this annual report on Form 10-K of Trimax Corporation.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

January 22, 2009
/s/ Robert Vivacqua

Robert Vivacqua
President, Chief Executive Officer

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002                                                                                                                                           Exhibit 31.2

CERTIFICATIONS

I, Robert Vivacqua, certify that

1. I have reviewed this annual report on Form 10-K of Trimax Corporation.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

January 22, 2009

/s/ Robert Vivacqua

Robert Vivacqua
Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Trimax Corporation., a Nevada corporation (the “Company”), on Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission (the “Report”), Robert Vivacqua, Acting Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ Robert Vivacqua

Name:	Robert Vivacqua

Title:	President, Chief Executive Officer, CFO

Date:	January 22, 2009

[A signed original of this written statement required by Section 906 has been provided to Trimax Corporation. and will be retained by Trimax Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Trimax Corporation., a Nevada corporation (the “Company”), on Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission (the “Report”), Robert Vivacqua, Acting Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ Robert Vivacqua

Name:	Robert Vivacqua

Title:	President, Chief Financial Officer

Date:	January 22, 2009

[A signed original of this written statement required by Section 906 has been provided to Trimax Corporation. and will be retained by Trimax Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]