Form 10-Q
period 2008-12-31
TRIMAX CORP
filed 2009-02-23
CIK 1094651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

5,853,840 shares of common stock as of February 12, 2009.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the quarter ended December 31, 2008 are incorporated herein by reference.

The unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the US for interim financial information and within the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2008 and for the period August 25, 2000 (inception) to December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2008.

TRIMAX CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	December 31,	September 30,
	2008	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Bank indebtedness	$121	$121
Accounts payable	330,894	351,077
Other loans and advances payable	114,267	114,267
Advances from related parties	201,843	172,792

Total Current Liabilities	647,125	638,257
Total Liabilities	647,125	638,257

STOCKHOLDERS’ (DEFICIT)
Preferred stock, 20,000,000 authorized of $0.001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value, 5,853,840 issued and outstanding	5,854	5,854
Additional paid-in capital	15,893,195	15,893,195
Accumulated other comprehensive loss	20,620	20,620
(Deficit) accumulated during the development stage	(16,566,794)	(16,557,926)
Total Stockholder’s (Deficit)	(647,125)	(638,257)

Total Liabilities and Stockholder’s (Deficit)	$-	$-

The accompanying notes are an integral part of these financials statements.

TRIMAX CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Period August 25, 2000
	2008	2007	( Date of Inception) to December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ -	$ -	$ -
EXPENSES
Consultants and professional fees	$8,868	$18,701	$7,526,296
Stock compensation expense	-	-	4,282,285
General and administrative	-	43,184	2,002,465
Management fees	-	-	1,049,395
License fees	-	-	64,953
Investor relations	-	6,037	161,037
Financial	-	-	654,589
(Gain) loss on exchange	-	-	(17,906)
Stock based compensation	-	-	30,000
Product development	-	-	400,495
Selling and project costs	-	99,744	310,974
Depreciation of intangible assets	-	-	181,683
Depreciation of tangible assets	-	1,094	38,263
TOTAL OPERATING EXPENSES	8,868	168,760	16,684,529
NET OPERATING (LOSS)	(8,868)	(168,760)	(16,684,529)
IMPAIRMENT LOSS ON INVESTMENT			(198,768)
GAIN ON DISPOSAL OF SUBSIDIARY	-	-	158,490
LEGAL SETTLEMENT	-	-	120,000
WRITE OFF MERGER GOODWILL	-	-	38,013
NET (LOSS) BEFORE INCOME TAX	$(8,868)	$(168,760)	$(16,566,794)
Provision for Income Taxes	$-	$-	$-
NET (LOSS)	$(8,868)	$(168,760)	$(16,566,794)
NET (LOSS) PER COMMON SHARE - (Basic and diluted)	$(0.00)	$(0.00)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	1,699	-
COMPREHENSIVE (LOSS)	$(8,868)	$(167,061)	$(16,566,794)`
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,853,840	5,853,840

The accompanying notes are an integral part of these financials statements.

TRIMAX CORPORATION

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED 31 DECEMBER 2008

(Expressed in United States Dollars)

	Shares	Common Stock	Additional Paid in Capital	Accumlated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance 30 September 2008	5,853,840	5,854	15,893,195	20,620	(16,557,926)	(638,257)

Net loss	-	-	-	-	(8,868)	(8,868)

Balance 31 December 2008	5,853,840	5,854	15,893,195	20,620	(16,566,794)	(647,125)

The accompanying notes are an integral part of these financials statements.

TRIMAX CORPORATION

 (A Development Stage Company)

STATEMENT OF CASH FLOWS	Three Months Ended 31 December 2008	Three Months Ended 31 December 2007	Period From Inception to 31 December 2008
(Expressed in United States Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,868)	$(168,760)	$(15,811,826)
Adjustment to reconcile net (loss) to net cash used:
Depreciation of tangible assets	-	1,094	39,357
Depreciation of intangible assets	-	-	181,683
Gain on disposal of subsidiary	-	-	158,531
Cancellation of common stock	-	-	(16,000)
Stock compensation expense - warrants	-	-	87,940
Common stock issued for debt	-	-	113,799
Common stock issued in settlement of legal claim	-	-	59,408
Accounts payable forgiven	-	-	(10,171)
Common stock issued for services	-	-	11,894,037
Write off of salaries payable	-	-	(111,355)
Write off of directors compensation	-	-	(200,000)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(20,183)	119,249	1,530,557
NET CASH USED IN OPERATING ACTIVITIES	(29,051)	(48,417)	(2,084,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Multi-Source Inc.	-	-	(226,680)
Deposits on acquisitions	-	(15,300	(314,680)
Acquisition of equipment	-	-	(58,190)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(15,300)	(599,550)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) proceeds from long term debt	-	-	165,356
(Repayment) advances from related parties	29,051	100,779	557,696
Other loans and advances	-	(50,885)	859,567
Proceeds from the issuance of common stock	-	-	1,133,049
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	29,051	49,894	2,715,668

EFFECT OF FOREIGN CURRENCY TRANSLATION	-	1,719	(32,171)
NET (DECREASE) INCREASE IN CASH	-	(12,104)	(121)
CASH, BEGINNING OF PERIOD	(121)	12,011	-
CASH, END OF PERIOD	$(121)	$(93)	$(121)

See accompanying notes to financial statements.

TRIMAX CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The Company has since been involved in several projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. These projects have not yet become revenue generating and remain at the demonstrational stage. Trimax had been showcasing a complete digital signage solution, including content management software and remote management tools for administrators to manage larger scale deployments which can be further enhanced and be made more cost effective with the use of BPL technology.

As a result of its efforts, Trimax contributed to the purchase of 126 digital signage screens for an anticipated initial order totalling $226,000. Trimax has caused to be advanced a further $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business . This Media venture did not come to fruition and the Company has written its investment off.

Recent changes by the FCC in the United States have instilled certain obstacles which has allowed Trimax to believe that it is less likely that Broadband Over Powerlines will have any significant impact within North America and Hydro companies within. Due to these changes most BPL companies such as Trimax have suffered. Subsequently, Trimax decided to divest itself from its wholly owned subsidiary PLC Network Solutions Inc. and sold the  company to a third party for a nominal fee. The Company has consequently been searching and evaluating other business opportunities, but continues to attempt to collect on funds owed to Trimax such as Cybersonics and Electrolinks.

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

Trimax had made a deposit towards the purchase of a High Speed Internet Access (“HSIA”) service business, including a portfolio of 50 Hotels consisting of approximately 4,600 rooms and all existing service contracts and related assets for providing HSIA services to these hotels, motels and resorts. The acquisition would allow for the potential to upgrade the services, technology, IP applications and broadband provisioning to these hotel sites. The purchase price was $220,230 CDN. Trimax has paid initial deposits and payments totalling $94,600 USD. The company has halted further payments while in negotiations with 3One for possible mutually beneficial changes in its relationship on a going forward basis. Therefore, remaining, payments pertaining to the purchase and sale agreement have yet to be fulfilled and the rights to these assets do not transfer to the company until fully paid, the deposits and payments paid were reflected in the balance sheet under prepaid expenses and deposits. No additional deposits and payments have been paid subsequent to year end. The agreement also provides for 3One to deliver certain BPL equipment based on normal distribution pricing.

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

Recent changes by the FCC in the United States have instilled certain obstacles which has allowed Trimax to believe that it is less likely that Broadband Over Powerlines will have any significant impact within North America and Hydro companies within. Due to these changes most BPL companies such as Trimax have suffered. Subsequently, Trimax decided to divest itself from its wholly owned subsidiary PLC Network Solutions Inc. and sold the  company to a third party for a nominal fee. The Company has consequently been searching and evaluating other business opportunities, but continues to attempt to collect on funds owed to Trimax such as Cybersonics and Electrolinks.

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

Convertible Debenture

On May 15, 2006 Trimax secured financing from a private accredited group of investors. The commitment of $1,500,000 is available to be drawn down in $300,000 tranches at Trimax's option. If drawn down, the loans would mature on May 14, 2009 and bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached. On 10 October 2006 the Company drew down $150,000 of the available loan under the terms of the supplementary and amending agreement to the convertible debenture. This draw down was simultaneously used as proceeds for the issuance of 750,000 restricted common shares and warrants for an additional 750,000 common shares exercisable at $0.20 to May 14, 2009. There are currently no obligations owing towards this transaction.

Capital Stock

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

Common stock, $0.001 par value; 100,000,000 shares authorized: 5,853,840 shares issued and outstanding.

Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding.

There were no changes to the Company’s capital stock during the three months ended December 31, 2008.

The Company’s board of directors has offered to settle up to $457,670 in liabilities and loans payable for the issuance of shares of common stock valued at their market price at time of settlement.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-KSB for the year ended September 30, 2008.

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

Plan of Operations

Trimax through its previously wholly owned subsidiary PLC Network Solutions Inc. were providers of BPL communication technologies. The Company was attempting to specialize in the development, distribution, implementation, and servicing technologies that use the power grid to deliver 128-bit encrypted high-speed symmetrical broadband for data, voice and video transmission.

In 2006, the Company completed pilot projects, deployed test equipment, begun negotiations of contracts worldwide including North and South America, Africa, India, Pakistan, and Saudi Arabia.  Anticipated interest for deployment of its devices and bundled services in the 2007 calendar year did not materialize for the Company. The Company anticipated securing some noteworthy contracts in fiscal 2007 for its devices and bundled services in emerging markets but did not. Consequently the company is reviewing other potential business acquisitions.

The Company had been involved in several projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. These projects have not yet become revenue generating and remain at the demonstrational stage. Trimax had been showcasing a complete digital signage solution, including content management software and remote management tools for administrators to manage larger scale deployments which can be further enhanced and be made more cost effective with the use of BPL technology.

As a result of its efforts, Trimax had purchased 126 digital signage screens for an anticipated initial order totalling $226,000. Trimax has further invested thus far $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business which has included the anticipation of securing contracts and orders stemming from various test pilot projects that have been ongoing. Cybersonics has yet to be awarded any contracts which has been contrary to its claims and expectations. Subsequently, Trimax has made requests from Cybersonics for further updates on these anticipated contracts and its business in general, but has failed to receive a response. Due to the lack of response, Trimax anticipates sending a formal letter to Cybersonics demanding payment in full on its loan plus interest costs.

In September of 2007, the company initiated a BPL deployment on a project located in Hamilton, Ontario. The project was a University student residence by the name of West Village. It called for a deployment of BPL for the purpose of distributing internet connectivity throughout the building via broadband over powerlines. No revenues have resulted from this project due to a dispute over technical issues

Recent changes by the FCC in the United States have instilled certain obstacles which has allowed Trimax to believe that it is less likely that Broadband Over Powerlines will have any significant impact within North America and Hydro companies within. Due to these changes most BPL companies such as Trimax have suffered. Subsequently, Trimax decided to divest itself from its wholly owned subsidiary PLC Network Solutions Inc. and sold the  company to a third party for a nominal fee. The Company has consequently been searching and evaluating other business opportunities, but continues to attempt to collect on funds owed to Trimax such as Cybersonics and Electrolinks.

On July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC’s assets included the deposit on the transaction Trimax entered into with 3One Networks Inc. on 17 May 2006. Due to the sale of PLC the company is reviewing other potential business acquisitions, and expects to have a decision made on its new business direction very shortly.

For the three months ended December 31, 2008 the Company incurred a loss in the amount of $8,868 (2007 -$168,760). The expenses incurred during this period were for basic monthly corporate expenses.

Liquidity and Capital Resources

The Company has not been successful in its business of Broadband over power lines and consequently has not been able to raise any further funds.

The forecasted expenses of implementing the Company's business plan will exceed the Company's current resources. The Company therefore will need to secure additional funding through an offering of its securities or through capital contributions from its stockholders.

No commitments to provide additional funds have been made by management. There can be no assurances that any additional funds will be available on terms acceptable to the Company, or at all.

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

I, Robert Vivacqua, certify that

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

February 14, 2008

__/s/ Robert Vivacqua______________________

Robert Vivacqua, Acting Chief Executive Officer

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

February 14, 2008

___/s/ Robert Vivacqua____________________

Robert Vivacqua, Acting Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Trimax Corporation, a Nevada corporation (the “Company”), on Form 10-QSB for the quarter ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Report”), Robert Vivacqua, Acting Chief Executive Officer and Acting Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         __/s/ Robert Vivacqua_______________

 Name:    Robert Vivacqua

 Title:     Acting Chief Executive Officer and Acting Chief Financial Officer

 Date:     February 14, 2008

[A signed original of this written statement required by Section 906 has been provided to Trimax Corporation and will be retained by Trimax Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]