Form 10-K/A
period 2007-09-30
TRIMAX CORP
filed 2009-04-02
CIK 1094651

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

ITEM 13. EXHIBITS

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certifications of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of CFO (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certifications of CFO (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2007	2006
1. Audit Fees *	$18,500	$29,700
2. Audit Related Fees *	$-	$13,500
3. Tax Fees **	$-	$-
4. All Other Fees	$-	$-

*	Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in quarterly reports.

**	Consists primarily of fees paid for tax compliance and tax planning services.

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