Form 10-Q
period 2009-03-31
TRIMAX CORP
filed 2009-05-20
CIK 1094651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 0-32749

TRIMAX CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	76-0616468
(State of incorporation)	(I.R.S. Employer Identification No.)

8300 E. Via Ventura, Unit 1024

Scottsdale, AZ 85253 USA

 (Address of principal executive offices)

1 480 778 8345
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

7,250,725 shares of common stock as of May 19, 2009.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the quarter ended March 31, 2009 are incorporated herein by reference.

The unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the US for interim financial information and within the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2009 and for the period August 25, 2000 (inception) to March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2008.

TRIMAX CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSET
Cash	$	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Bank indebtedness	$-	$121
Accounts payable and accrued liabilities	208,755	351,077
Notes payable to related parties	198,438	172,792
Other loans and advances payable	310,186	114,267

TOTAL CURRENT LIABILITIES	717,379	638,257

TOTAL LIABILITIES	717,379	638,257

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 authorized
with a par value of $0.001 per share, no shares
outstanding	-	-
Common stock; $0.001 par value;
100,000,000 shares authorized, 7,250,725
and 5,853,898 issued and outstanding,
respectively	7,251	5,854
Additional paid-in capital	15,910,960	15,893,195
Accumulated other comprehensive income	-	20,620
Deficit accumulated during the development stage	(16,635,590)	(16,557,926)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(717,379)	(638,257)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

TRIMAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

					From Inception
					On August 25,
	For the Three Months Ended		For the Six Months Ended		2000 Through
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative	-	-	-	-	-

TOTAL OPERATING EXPENSES	-	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	-	-	-	-	-
DISCONTINUED OPERATIONS
Gain of disposal of discontinued operations	-	-	-	-	283,191
Loss from discontinued operations	(68,796)	(184,322)	(77,664)	(353,081)	(16,918,781)

LOSS BEFORE INCOME TAX	(68,796)	(184,322)	(77,664)	(353,081)	(16,635,590)

INCOME TAX	-	-	-	-	-

NET LOSS	$(68,796)	$(184,322)	$(77,664)	$(353,081)	$(16,635,590)

FOREIGN CURRENCY TRANSLATION
ADJUSTMENT	(20,620)	7,126	(20,620)	8,825	-

COMPREHENSIVE INCOME (LOSS)	$(89,416)	$(177,196)	$(98,284)	$(344,256)	$(16,635,590)

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.01)	$(0.07)	$(0.01)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	6,249,235	2,742,790	6,051,922	2,336,843

The accompanying notes are an intregal part of these financial statements

TRIMAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

			From Inception
			August 25,
	For the Six Months Ended		2000 through
	March 31,		March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(77,664)	$(353,081)	$(16,635,590)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation of tangible and intangible assets	-	2,858	219,946
Gain on disposal of subsidiary	-	-	(283,191)
Losses on write off and impairment of investments	-	-	198,768
Cancellation of common stock	-	-	(16,000)
Stock compensation expense - warrants	-	-	87,940
Common stock issued in settlement of legal claim	-	-	59,408
Accretion of beneficial conversion feature	-	-	436,239
Common stock issued for services	-	60,000	11,961,237
Write off of directors compensation	-	-	(311,355)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(142,443)	143,800	1,706,025
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	(220,107)	(146,423)	(2,576,573)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to Multi-Source Inc.	-	-	(226,680)
Deposits on acquisitions	-	(12,310)	(299,380)
Acquisition of equipment	-	-	(58,190)
CASH FLOWS (USED IN)
INVESTING ACTIVITIES	-	(12,310)	(584,250)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long term debt	-	-	165,356
Advances from related parties	240,727	189,104	978,066
(Repayment) to related parties	-	(51,394)	(126,100)
Other loans and advances	-	-	1,010,452
Proceeds from the issuance of common stock	-	-	1,133,049

CASH FLOWS USED IN FINANCING ACTIVITIES	240,727	137,710	3,160,823

EFFECT OF FOREIGN CURRENCY TRANSLATION	(20,620)	9,012	-
NET (DECREASE) INCREASE IN CASH	20,620	(21,023)	-
CASH, BEGINNING OF PERIOD	-	12,011	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$19,162	$75,000	$94,162

The accompanying notes are an intregal part of these financial statements

TRIMAX CORPORATION

Notes to the Condensed Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements.  The results of operations for the three months and six months ended March 31, 2009 and March 31, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include  investing in and developing businesses in the mining industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The Company had no subsidiaries at March 31, 2009.  The Company’s financial statements at March 31, 2008 include the accounts of its wholly owned subsidiary as discontinued operations.

         Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 4 – COMMON STOCK

During the quarter ended March 31, 2009 the Company cancelled 200,000 shares and issued 1,596,833 common shares to satisfy $19,162 in outstanding loans.

NOTE 5 – SUBSEQUENT EVENTS

On March 23, 2009, the Company entered into a binding letter agreement with Exploraciones San Bernardo S.A. de C.V, a Mexican company, to purchase five strategic mining claims the Mexican company holds near the Municipality of Alamos, Sonora, Mexico.  On April 20, 2009, the Company completed the purchase.

Effective April 20, 2009, the Company agreed to issue 10,000,000 shares of the Company’s common stock to the San Bernardo Subscribers, on closing, and to issue a further 20,000,000 shares over two years to acquire 100% of the Claims.

As part of the transaction, the Company has formulated a new plan of operations and is divesting itself of its broadband over power line business plans, trade secrets and proprietary information, and any remaining digital signage equipment. The Company is now engaged in business as an exploration stage gold and silver mining company.  The Company’s new plan of operations is to develop and exploit its mining claims in Sonora, Mexico. Accordingly, the Company’s financial statements have been restated to reflect its prior operations as discontinued operations.

Effective April 20, 2009, the Company has agreed to issue 2,000,000 shares of common stock to Robert Stewart, for his services to be performed as officer of the Company.

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

Principles of Accounting

The accompanying financial statements as of March 31, 2009 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company has no subsidiaries as of March 31, 2009.

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

Convertible Debenture

On May 15, 2006 Trimax secured financing from a private accredited group of investors. The commitment of $1,500,000 is available to be drawn down in $300,000 tranches at Trimax's option. If drawn down, the loans would mature on May 14, 2009 and bear an annual interest rate of 12%. At the investor's option, the loan is convertible to common shares at the prior 20 day average price. Each common share has one purchase warrant attached. On 10 October 2006 the Company drew down $150,000 of the available loan under the terms of the supplementary and amending agreement to the convertible debenture. This draw down was simultaneously used as proceeds for the issuance of 750,000 restricted common shares and warrants for an additional 750,000 common shares exercisable at $0.20 to May 14, 2009. There are currently no obligations owing towards the transaction.

Capital Stock

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

Common stock, $0.001 par value; 100,000,000 shares authorized: 5,853,840 shares issued and outstanding.

Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding.

During the period ended March 31, 2009, the Company cancelled 200,000 shares issued for services and issued 1,596,833 shares of common stock to repay cash advances of $19,162.

The Company’s board of directors has offered to settle up to $457,670 in liabilities and loans payable for the issuance of shares of common stock valued at their market price at time of settlement. As of the date of the 10Q, the liabilities have not been settled and remain outstanding. The Company is in the process of negotiating the liabilities.

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

In addition, readers are also advised to refer to the information contained in our filings with the SEC, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

In September of 2007, the company initiated a BPL deployment on a project located in Hamilton, Ontario. The project was a University student residence by the name of West Village. It called for a deployment of BPL for the purpose of distributing internet connectivity throughout the building via broadband over powerlines. No revenues have resulted from this project due to a dispute over technical issues.

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

The Company had no revenues or expenses from continuing operations during the three months or six months ended March 31, 2009 and 2008. The Company has losses of $68,796 and $184,322, for the three months ended March 31, 2009 and 2008, respectively. The Company also has losses of $77,664 and $353,081 for the six months ended March 31, 2009 and 2008, respectively.

On March 18, 2009, Trimax Corporation entered into a binding letter agreement with Exploraciones San Bernardo S.A. de C.V,a Mexican company, to purchase five strategic mining claims the Mexican Company holds near the Municipality of Alamos, Sonora, Mexico.  On April 20, 2009, the company completed the purchase.

Pursuant to the letter agreement, Trimax approved the issuance of 10,000,000 shares of the Corporation’s common stock to the San Bernardo Subscribers, on closing, and will issue a further 20,000,000 shares over two years to acquire 100% of the Claims.

As part of the transaction, the Company formulated a new plan of operations and divested itself of its broadband over power line business plans, trade secrets and proprietary information, and any remaining digital signage equipment.  The Company is now engaged in business as an exploration stage gold and silver mining company.  The Company’s new plan of operations is to develop and exploit its mining claims in Sonora, Mexico.

Liquidity and Capital Resources

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

Four weaknesses in our internal controls were identified during the completion of our year end September 30, 2008 and detailed in our form 10K disclosure for the year ended September 30, 2008. The four weaknesses were resolved by the implementations and changes disclosed in the 10K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,596,833 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, during the period ended March 31, 2009 to settle cash advancers of $19,162.

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

TRIMAX CORPORATION

By:	/s/ Robert S. Stewart
Name: Robert S. Stewart
Title: President, Director and Chief Executive Officer
Date: May 20, 2009

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.1

I, Robert S. Stewart, certify that

1. I have reviewed this quarterly report on Form 10-Q of Trimax Corporation;

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

May 20, 2008

        /s/ Robert S.Stewart

Robert S. Stewart, Chief Executive Officer

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 Exhibit 31.2

I, Robert S. Stewart, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trimax Corporation;

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

May 20, 2008

    /s/ Robert Stewart

Robert S. Stewart, Acting Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Trimax Corporation, a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission (the “Report”), Robert S. Stewart, Chief Executive Officer and Acting Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:               /s/ Robert S. Stewart

 Name:    Robert S. Stewart

 Title:     Chief Executive Officer and Acting Chief Financial Officer

 Date:     May  20, 2008

[A signed original of this written statement required by Section 906 has been provided to Trimax Corporation and will be retained by Trimax Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]