Form 10-Q
period 2009-06-30
TRIMAX CORP
filed 2009-09-04
CIK 1094651

10-Q 1 trimax10q3q2009.htm                 TRIMAX CORPORATION FORM 10-Q

					UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

					FORM 10-Q

					(Mark One)
Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

		For the quarterly period ended June 30, 2009

	Transition report under Section 13 or 15(d) of the Exchange Act

			Commission file number: 0-32749

				TRIMAX CORPORATION
	(Exact name of small business issuer as specified in its charter)

		Nevada			76-0616468
	(State of incorporation)     (I.R.S. Employer Identification No.)

			8300 East Via de Ventura, #1024
			   Scottsdale, AZ 85253 USA
	      (Address of principal executive offices)

	1 480 778 8345                        http://www.tmxn.net
	(Issuer's telephone number)           (Issuer's website)

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,421,225 shares of common stock as of July 17, 2009.

Transitional Small Business Disclosure Format (check one):
Yes  No X









TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                        		         2
Item 1. Financial Statements			 		         3
Item 2. Management's Discussion and Analysis         			 10
Item 3. Controls and Procedures		              		         12
PART II - OTHER INFORMATION                             		 13
Item 1. Legal Proceedings 			   		         13
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds         13
Item 3. Defaults Upon Senior Securities					 13
Item 4. Submission of Matters to a Vote of Security Holders		 13
Item 5. Other Information						 13
Item 6. Exhibits							 13


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the quarter ended June 30, 2009 are incorporated herein by reference.

The unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the US for interim financial information and within the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009, for the three months ended June 30, 2008 and for the period August 25, 2000 (inception) to June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2008.



			(table)


(  c  )      TRIMAX CORPORATION			( A Development Stage Company)

					BALANCE SHEETS
				(Expressed in United States Dollars)

						June 30 2008		September 30 2008

						(unaudited)
			ASSETS
						$_________________	$________________
CURRENT ASSETS
	Cash
TOTAL CURRENT ASSETS				$_________________	$_________________

TOTAL ASSETS					$_________________	$_________________

	LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
	Bank Indebtedness			$    -			$	    $121
	Accounts payable and accrued liabilities	"208,775"		"351,077"
	Notes payable to related parties		"198,438"		"172,792"
Other loans and advances payable		        "310,186"		"114,267"

TOTAL CURRENT LIABILITIES				717,379"		638,257"

TOTAL LIABILITIES					717,379"		638,257"

STOCKHOLDER'S EQUITY (DEFICIT)
	"Preferred stock: 200,000 authorized"
	"with par value of $0.001 per share, no shares"
	oustanding
	Common stock: $0.001 par value:
	"100,000,000 shares authorized, 7,250,725"
	"and 5,853,898 issued and outstanding,"
	Respectively					"7,251"			"5,854"
	Additional paid in capital
	Accumulated other comprehensive income				       "20,260"
	Deficit accumulated during the development stage

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)		     (717,379)"		     "(638,257)"

TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY (DEFICIT)		$__________________    $___________________

	The accompanying notes are part of these financial statements.



						For three months ended June 30th
						2009		2008		2009
						__________________________________________
REVENUES
COST OF SALES
GROSS PROFITS
OPERATING EXPENSES
GENERAL AND ADMINISTRATIVE
TOTAL OPWERATING EXPENSES
NET LOSS FROM CONTIUING OPERATIONS
DISCONTINUED OPERATIONS
GAIN OF DISPOSAL OD
DISCONTINUED OPERATIONS								"283,191"
LOSS FROM DISCONTINUED OPERATIONS

LOSS BEFORE INCOME TAX				"-68,796"	"-68,796"
INCOME TAX
NET LOSS
FOREIGN CURRENCY TRANSLATION ADJUSTMENT				"-20,620"
COMPREHENSIVE INCOME LOSS			"-89,416"      "-177,196"
NET LOSS PER SHARE (Basic and diluted)		($0.01)		($0.07)
Weighted average common shares oustanding	6,249,235	2,742,790






			TRIMAX CORPORATION     (A Development Stage Company)

					STATEMENTS OF CASH FLOWS
					(Expressed in United States Dollars)
						(unauditied)
										     From inception
									             August 25 2000
						For 6 months ended June 30th	  through june 20 2009
					______________________________________________________________
						       2009		2008		   2009
					______________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss				       (77,664)		353,081		16,635,590
	Adjustments to reconsile net loss to
	net cash used in operating activities:
	Depreciation tangible/intangible assets				 "2,858"	  "219,946"
	Gain on disposal of subsidiary							 "-283,191"
	Losses on write-off/impairment of investments					  "198,768"
	Cancellation of common stock							  "-16,000"
	Stock compensation expense - warrants						   "87,940"
	Common stock issued in settlement of legal claim				   "59,408"
	Accretion if beneficial conversion feature					  "436,239"
	Common stock issued for services				"60,000"       "11,961,237"
	Write-off of director's compensation						 "-311,355"
	Changes in operating assets and liabilities
	Accounts payable and accrued liabilities	"-142,443"       "143,800"	"1,706,025"
	NET CASH (USED IN) PROVIDED BY
         OPERATING ACTIVITIEs				"-220,107"	"146,243"	"-2,576,573"

CASH FLOWS FROM INVESTING ACTIVITIES
        Advances to Multi-Source Inc.							 "-226,680"
	Deposits on acquisitions					"-12,310"      	 "-299,380"
	Acquisition of equipment							   -58,190
	TOTAL								"-12,310"	 "-584,250"

CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from long tem debt							  "165,356"
	Advances from related parties			"240,727"	"189,104"  	  "978,066"
	(Repayment) to related parties					"-51,394"	  "126,100"
	Other loans and advances							"1,010,452"
	TOTAL						"240,727"	"137,710"	"3,160,823"

EFFECT OF FOREIGN CURRENCY TRANSLATION		        "-20,620" 	 "-9,012"
NET (DECREASE) INCREASE IN CASH				 "20,620"	"-21,023"

"CASH, BEGINNING OF PERIOD"						 "12,011"

"CASH, END OF PERIOD"

SUPPLEMENTAL CASH FLOW DISCLOSURES

CASH PAID FOR
	Interest
	Income Taxes
	Non cash financing activities			 "19,162"	 "75,000"	   "94,162"



The accompanying notes are an integral part of these financial statements. (/table)

TRIMAX CORPORATION

Notes to the Condensed Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements are prepared by the Company without an audit. The company has appointed an auditor who very soon will forensically audit the past company books in order to bring them into order with the existing company records in order to prepare the next annual statement. As a change of business, Board membership and management took place on April 2, 2009, in the middle of the present year statements, an adjustment will have to be made to reflect the past, present and on-going business. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the three months ended June 30, 2009 and the three months ended June 30, 2008, are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include investing in and developing businesses in the mineral exploration, mine development, milling and metallurgical operations.

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

Principles of Consolidation

The Company had no subsidiaries at June 30, 2009. The Company's financial statements at June 30, 2008 include the accounts of its wholly owned subsidiary as discontinued operations.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1").
FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share."
FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted. In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of
FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted
Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS
No.
162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

NOTE 4 - COMMON STOCK

During the quarter ended June 30, 2009 the Company cancelled
200,000 shares and issued 1,596,833 common shares to satisfy
$19,162 in outstanding loans.

NOTE 5 - SUBSEQUENT EVENTS

On March 27th, 2009, Robert Vivaqua resigned as a Director and officer of Trimax. The previous business of broadband communications ended definitively. Accordingly, the Company's financial statements are restated to reflect its prior operations as discontinued operations.

On April 2nd, the company appointed Robert S. Stewart to be the sole Company Director, Chairman, Chief Executive Officer, Secretary and Treasurer. The company subsequently appointed Reg Olson to be the company Secretary and Peter Malloy to become the company Treasurer and CFO. The company intends to pursue early, middle and late stage exploration and development of mineral properties worldwide for the purposes of developing the projects by joint venturing, selling or retaining them as mining, milling, refining, smelting, and marketing operations with precious (gold, silver, platinum), base (copper, nickel, zinc, lead) and strategic (cobalt, titanium, lithium, molybdenum, uranium) minerals.

On April 20th, 2009, the Company entered into agreement with Exploraciones San Bernardo S.A. de C.V, a Mexican company, to purchase five strategic mining claims the Mexican company holds near the town of San Bernardo in the Municipality of Alamos, Sonora State, in the United States of Mexico. The owners of the company are a Sr. Obdulio Chavez of Navojoa, Mexico and a Mr.
Tom Raptis of Vancouver, BC, Canada. Mr. Raptis had made representations to provide Trimax with start-up capital of $500,000 to $5,000,000 in order to commence the new business of the company. This included sufficient capital to pay for the offices, expenses and salaries of employees, as well as the start-up mineral exploration, development, and eventual mining operations on the initial San Bernardo project. Mr. Raptis subsequently failed to raise any finance for Trimax or the project and thus shares offered as compensation were never issued.

Effective April 20, 2009, the Company agreed to issue 2,000,000 shares of common stock to Robert Stewart, for his services as a Director and officer of the Company.

On May 8th, 2009 the Company agreed to terminate and release all interests it was granted by San Bernardo in the Sonora claims in order to enter into a binding letter of intent ("LOI") with Hawk Uranium Inc, Toronto, Canada ("Hawk"). Because Mr. Raptis failed to provide any finance for Trimax or the San Bernardo project, Exploraciones San Bernardo S.A. de C.V. ("San Bernardo") agreed to release its sale to Trimax in order to allow Hawk's proposed acquisition of a 100% interest in the five strategic mining claims San Bernardo holds near the Municipality of Alamos, Sonora, Mexico.
Under the LOI, Hawk would acquire the 100% unencumbered interest upon payment of 15,000,000 of its common shares. These are to be issued and distributed to Robert S. Stewart, Trimax Corporation and San Bernardo according to the following schedule: a) at a closing to be held on or before July 31, 2009, 5,000,000 shares, b) on or before 6 months following the closing, 5,000,000 shares; and c) on or before 12 months following the closing, 5,000,000 shares.

Overview: Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the mining business. Mr. Stewart, its new Chairman and majority owner has 45 years of experience in senior positions as a Chairman and CEO of numerous successful mining and metallurgical companies listed on various stock exchanges worldwide such as Toronto and AMEX.

Previously however, the Company experienced substantial losses and severe reverse stock splits as a series of failed businesses from various operations initiated since incorporation by its founding Chairman. Substantial doubt was raised as to the credibility, veracity and probity of her person and/or her numerous offshore, front companies whose previous claims for cash compensation from Trimax or the subsequent issuance of Trimax shares to her or her companies were suspect. The new Board and management of the company repeatedly requested since April 2009 and for the subsequent three months written evidence of the company's indebtedness for loans, the provision of services or work provided by the founder or companies she owns. When she failed to produce any cashed checks, receipts, contracts, letters of engagement or subsequent proof of the provision of bone fide goods or services to Trimax, it raised considerable fear that shareholders had been potentially defrauded. This evidence was submitted to the SEC and law agencies in the US and Canada for investigation of potential criminal charges.

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

Principles of Accounting

The accompanying financial statements as of June 30, 2009 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company has no subsidiaries as of June 30, 2009.

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

Capital Stock

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009: Common stock, $0.001 par value; 100,000,000 shares authorized: 7,921,225 shares issued and outstanding. Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding.

During the period ended June 30, 2009, the Company cancelled 200,000 shares issued for services and issued 1,596,833 shares of common stock to repay cash advances of $19,162.

The Company's board of directors has offered to settle up to $457,670 in liabilities and loans payable for the issuance of shares of common stock valued at their market price at time of settlement. As of the date of the 10-Q, the liabilities have not been settled and remain outstanding. The Company is in the process of negotiating the liabilities as stated previously with creditors and debtors.

Item 2. Management's Discussion and Analysis

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

You may find these forward-looking statements in this Item 2, Management's Discussion and Analysis of Financial Condition and
Results of Operations, as well as throughout this quarterly report.
A number of unforeseen factors could cause results to differ materially from those anticipated by forward-looking statements. These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

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

The Company had no revenues and considerable expenses from continuing operations during the three months ended June 30, 2009, and the three months ended June 30, 2008. The Company has losses of $68,796 and $184,322, for the three months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

The forecasted expenses of implementing the Company's business plan will exceed the Company's current resources. The Company therefore will need to secure additional funding through an offering of its securities or through capital contributions from its stockholders.

No commitments to provide additional funds have been made by management. Management has provided all present cash to the company to pay for all the services that it has legally encumbered by means of loans to the company. Management has worked without salary throughout the entire period without payment or the issuance of any Trimax shares as compensation. There can be no assurances that any additional funds will be available on terms acceptable to the Company, or at all.

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

As of the end of the period covered by the March 31, 2009, 3rd Quarter report, Trimax carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, corporate secretary and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this new evaluation, management concluded significantly upgraded our disclosure controls and procedures to make them much more effective that previous auditors, accounts, directors or managers. All information is now required to be disclosed by new management in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods prescribed by SEC. Such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Four weaknesses in our internal controls were identified during the completion of our year-end September 30, 2008 and detailed in our form 10K disclosure for the year ended September 30, 2008. The four weaknesses were resolved by the implementations and changes disclosed in the 10K.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during the March 31, 3009, 3rd quarter that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings underway at this time however Trimax reserves the right to continue with ongoing investigations concerning previous operations of the company and is conducting a forensic audit to protect its minority shareholders from past abuses conducted by the founder, previous managers and directors of the company. Trimax has supplied the SEC with this information and will provide all future facts regarding this matter to the SEC and law enforcement agencies in Canada and the USA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,596,833 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, during the period ended June 30, 2009 to settle cash advancers of $19,162.

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



			TRIMAX CORPORATION

			By:/s/ Robert S. Stewart

			Name: Robert S. Stewart
			Title: President, Director and Chief Executive Officer
			Date: August 20, 2009






































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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have: a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 20, 2009


 /s/ Robert S. Stewart


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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have: a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 20, 2009

 /s/ Robert Stewart


Robert S. Stewart, Acting Chief Financial Officer






CERTIFICATIONS PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
Exhibit 32.1

In connection with the quarterly report of Trimax Corporation, a Nevada corporation (the "Company"), on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission (the "Report"), Robert S. Stewart, Chief Executive Officer and Acting Chief Financial Officer of the Company do hereby certify, pursuant to 906
of the Sarbanes-Oxley Act of 2002 (18 U.S.C.   1350), that to his
knowledge:

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

Date: August 20, 2009



[A signed original of this written statement required by Section 906 has been provided to Trimax Corporation and will be retained by Trimax Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]