Form 10-K
period 2010-12-31
TRIMAX CORP
filed 2015-03-30
CIK 1094651

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

Commission file number 000-32479

Trimax Corp

(Exact name of registrant as specified in its charter)

Nevada	76-0616468
(State of Incorporation)	(I.R.S. Employer Identification No.)

1007 N Federal Hwy #275 Ft Lauderdale, FL 33304

(Address of principal executive offices) (Zip Code)

302-261-3660

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☒

As of March 25, 2015, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $540,000 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System.

As of December 31, 2010, the registrant had issued 30,564,000 shares of Common Stock, par value $0.001; and had issued nil shares of preferred stock, par value $0.001.

Trimax Corporation

Fiscal Year Ending

December 31, 2010

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated financial statements are set forth in this Report beginning at page F-1 and are incorporated by reference into this Item.

ITEM 2. NATURE OF BUSINESS

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended September 30, 2009. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

GENERAL OVERVIEW

Business Overview:

DESCRIPTION OF BUSINESS

Nature of Operations Urbanesq.com Inc. (“Urbanesq”) was incorporated August 25, 2000 under the laws of the Province of Ontario. Effective October 18, 2001, Urbanesq completed a merger with Koala International Wireless Inc. (“Koala”), a public company incorporated in the State of Nevada on August 18, 1999. This merger constituted a reverse takeover of Koala by Urbanesq resulting in the operations of Urbanesq being reported by the Company from the commencement of operations of Urbanesq.

The Company changed its name to KIWI Network Solutions Inc. on December 23, 2003. On November 4, 2004 the Company announced a reverse stock split of the Corporation’s common stock of one new share for each one hundred shares outstanding (1 for 100) and authorized any fractional shares to be rounded to one share. On February 11, 2005 the Company amended and restated its Articles of Incorporation, changed the name of the Company to Trimax Corporation (“Trimax”or the “Company”), and increased its authorized share capital to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share.

On July 29, 2005 the Company entered into an Exclusive Supply Agreement with a technology supplier (the "Partner"), a privately-held corporation based in Toronto, Ontario which Partner represented that it had secured for itself from Ascom. This agreement provided the Company with the exclusive right to sell Switzerland based Ascom broadband over power line (BPL) communication access products ("Products") in Canada and non-exclusive rights worldwide. In consideration for these rights the Company paid the Partner a fee of $100,000Cdn for a five year license commencing August 1, 2005.

Subsequent to the signing and the advancement of funds for the Exclusive Supply Agreement the Company was made aware that the Partner had no right to grant a sub-license from Ascom. Furthermore, the Partner was in default and was never in any position to grant any sub-license on its own license. On March 22, 2006 Trimax filed an action in the Superior Court of Ontario against Electrolinks Corporation alleging damages of $1,250,000, subsequently received a court ordered judgment in the Company’s favour of $132,000, received $25,000 and is awaiting payment of a further $107,000 plus applicable legal fees and interest. Collection of the balance of this judgement remains doubtful.

Due to these events, Trimax began to develop relationships with other vendors for BPL products. On August 17, 2005, pursuant to a reorganization agreement by and among PLC Network Solutions Inc. (“PLC”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of PLC for the issuance of 876,000 shares of common stock. In July of 2008 the Company sold its interest in PLC for $1.00.

On May 17, 2006, Trimax entered into a purchase and sale agreement with 3One Networks Inc. (“3One”). 3One is a technology and service company that had commercialized BPL technologies to transmit digital signals through the electrical power line infrastructure. Trimax advanced $94,600USD to 3One towards the purchase of their High Speed Internet Access (“HSIA”) service business, including a portfolio of 50 Hotels consisting of approximately 4,600 rooms and all existing service contracts and related assets for providing BPL services to these hotels, motels and resorts. The total purchase price was to be $220,230CDN. The company has halted further payments while in negotiations with 3One for possible mutually beneficial changes in its relationship on a going forward basis.

On July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC’s assets included the deposit on the transaction Trimax entered into with 3One Networks Inc. on 17 May 2006. On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of MSI in exchange for 120,000 shares of Trimax’s common stock. In March of 2007, Trimax terminated its acquisition of Multi-Source on the grounds of breach of contract and cancelled the 120,000 shares previously issued. On August 14, 2007, pursuant to an asset purchase agreement by and between Cybersonics Broadcast Services Inc., a company incorporated in the Province Of Ontario under the Business Corporations Act, and Trimax, 80,000 shares of Trimax common stock were issued as a deposit towards the acquisition of assets known as Multi-Media Management Distribution Technology. In June of 2008 the Company terminated this agreement and cancelled the 80,000 shares previously issued. Overview Trimax attempted to become a broadband over power line (“BPL”) integrator and service provider. Using existing powerline infrastructures, it tried to deliver innovative data, voice and video communications to commercial, residential and other markets. BPL technology has evolved to where BPL’s speeds are now competitive with cable or DSL without the corresponding costs. A hydro utilities main asset is its electrical distribution infrastructure which is in most cases used only to deliver power. New Millennium Research recently reported that approximately 20 percent of U.S. utilities are considering investments in BPL technology. Utilities are implementing Automatic Meter Reading (“AMR”) and other real-time performance monitoring services to create a, smart electrical grid’ but utility companies have been slow to adopt the BPL technology. In pursuit of companies and technologies that would deliver a revenue base to eventually allow it to be self sufficient, Trimax entered into ongoing negotiations for BPL digital signage and content management technology with Cybersonics Broadcast Services Inc. in the hope that its efforts would lead to contracts for digital signage and content management. The Company became involved in several projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. These projects did not become revenue generating and remained at the demonstrational stage. As a result of its efforts, Trimax contributed to the purchase of 126 digital signage screens and caused to be advanced $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business by making use of the BPL technology. This Media venture did not come to fruition and the Company wrote off its investment in 2008.

Consequently, Trimax decided to divest itself from its wholly owned subsidiary PLC Network Solutions Inc. and on July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC’s assets included all of the BPL assets of Trimax.

The Company has been searching for and evaluating other business opportunities and continues to attempt to collect on funds owed to it by Cybersonics and Electrolinks.

On March 23, 2009 the Company entered an agreement to purchase five mining claims located near the Municipality of Alamos, Sonora, Mexico. The Parties involved failed to complete the purchase and the project was abandoned. As part of the intended transaction, the Company formulated a new plan of operations and divested itself of its broadband over power line business plans, trade secrets and proprietary information, and any remaining digital signage equipment. The Company is now engaged in business as an exploration stage resource company. Accordingly, the Company’s financial statements have been restated to reflect its prior operations as discontinued operations.

Subsequently On October 14, 2009 Trimax issued 7,000,000 (seven million) shares of common stock pursuant to the Option Agreement to acquire an interest in the Zeibright Property, California, for the issuance of up to 90,000,000 shares of common stock, of which this issuance forms a part, and the expenditure of up to $2,000,000.00 on exploration and development of the Zeibright Property to reflect its new business direction into mineral resource exploration.

In 2010 the company continues in its direction of mineral resource exploration on the Zeilbright Property.

It was decided in June 2010 to change the fiscal reporting year to end December 31.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule  13a-15(e)  and 15d-15(e)  under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i)  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules  and forms and (ii)  accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

Changes in internal control

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the fiscal year 2010 ending December 31,2010. Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the fiscal 2010 ended December 31,2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Subsequently, Trimax received a court ordered judgment and is awaiting payment of $107,000 plus applicable legal fees and interest.

On May 22, 2006, Trimax was notified of an action out of the district court of Clark County Nevada whereby 16 plaintiffs registered an action for $120,000 against the Company. All of the plaintiffs were former shareholders of PLC Network Solutions Inc., a Canadian company, which is no longer owned by Trimax. Both parties previously agreed to a settlement, although no actions have been taken in this regard for the past three years. The initial proposed settlement had consisted of a payment of $25000 from the company to PLC with Electrolinks Corporation paying Trimax $25,000 in exchange for a full release by Trimax. Trimax has received no further correspondence from the plaintiffs and no other actions have taken place. The Company has not had any indications that this action will progress further

ITEM 1A - RISK FACTORS

The risks and uncertainties described below are those that the Company currently deems to be material and that it believes are specific to the Company and the industry in which it competes. In addition to these risks, the Company’s business may be subject to risks currently unknown to the Company. Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Form 10-K, including our financial statements for the year ended September 30, 2009, before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below. We caution you to review the cautionary statements set forth in this Form 10-K. Risk factors affecting operating results If we do not obtain additional financing, our business will fail. Our current operating funds are less than necessary to complete the exploration of our mineral claims and therefore we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of the Zeibright property. The phase one exploration program on the property as recommended by our consulting geologist is estimated to cost approximately $200,000. We are proposing to raise this amount pursuant to private placements of our shares of common stock. We will require additional financing in order to complete phase two activities. We must make exploration expenditures on the Zeibright property of at least $200,000 by April 18, 2010 in order to keep our claims in good standing and required assessment work current. If we cannot raise funds for the exploration expenditures, we must enter into a joint venture with another party, sell our claims completely or lose any interest in the Zeibright property. In the event of any of the above you could lose all or part of your investment. Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment. We have not commenced exploration of our claims and have no way to evaluate the prospects of our being able to operate our business successfully. We were incorporated on August 18, 1999 and, subsequent to our organizational activities, we have attempted from time to time to identify and obtain business opportunities. These efforts were not successful. We have not earned any revenues and we never achieved profitability. If you are considering being an investor you should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuance:

During the year ended December 31, 2010 the Company issued

-7,000,000 restricted common shares valued at $7,000 for the option to acquire the Zeilbright mineral claims located in California

- 18,000,000 shares of common stock valued at $180,000 for the settlement of administrative expense

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

ITEM 6 - Exhibits

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

Exhibit 32.1 Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906

Exhibit 32.2 Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 906

101.INS XBRL Instance Document

101.SCH XBRL Schema Document

101.CAL XBRL Calculation Linkbase Document

101.DEF XBRL Definition Linkbase Document

101.LAB XBRL Label Linkbase Document

101.PRE XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimax Corp

By:	/s/ Zoran Cvetojevic
Zoran Cvetojevic Chairman, Acting Chief Executive Officer and Chief Financial Officer

Dated March 25, 2015

TRIMAX GROUP INC.

Year Ending Dec 31 2010

These financial statements and notes thereto present fairly, in all material respects, the financial position of the company and the results of its operations and cash flows for the period presented, in conformity with accounting principles generally accepted in the United States, consistently applied.

TRIMAX GROUP INC.

CONSOLIDATED BALANCE SHEET

As at December 31, 2010

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$7,617
Accounts Receivable	18,697
Other Receivable	0
Inventory	30,995
Prepaid Accounts	1,500
TOTAL CURRENT ASSETS	58,809
LONG-TERM EQUITY INVESTMENT	–
FIXED ASSETS - NBV	–
INTANGIBLE ASSETS - NBV	–
Total	$58,809

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$109,322
Notes Payable	68,595
Taxes payable	0
TOTAL CURRENT LIABILITIES	177,917
LONG TERM LIABILITIES	–
TOTAL LIABILITIES	$177,917
SHAREHOLDERS' EQUITY
CAPITAL STOCK
Common Stock, authorized shares 120,000,000 Issued and outstanding - 30,564,000 @ PV $.001	30,564
Paid In Capital	16,987,149
Deficit	(16,898,605)
TOTAL STOCKHOLDERS’ EQUITY	119,108
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,809

The accompanying notes are an integral part of these financial statements

TRIMAX GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

FOR THE YEAR ENDED December 31, 2010

(Unaudited)

REVENUE
Sales	$264,290
TOTAL SALES	264,290
COST OF SALES
Cost of Sales	79,404
TOTAL COST OF SALES	79,404
GROSS PROFIT	184,886
OPERATING EXPENSES
Administrative Expense	191,860
Selling Expense	29,528
TOTAL OPERATING EXPENSES	221,388
OTHER INCOME & EXPENSES	0

PROFIT (LOSS)	(36,502)
NET PROFIT (LOSS)	$(36,502)
Deficit - Beginning of period	$(16,862,103)
Deficit - End of period	$(16,898,605)

The accompanying notes are an integral part of these financial statements

TRIMAX GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED December 31, 2010

(Unaudited)

Cash flows from operating activities
Profit/Loss from operations	$(36,502)
Adjustments to cash flows from operating activities:
Amortization of goodwill	0
Depreciation of fixed assets	0
Cash flows from operating activities	(36,502)
Cash flows from investing activities:
Capital expenditures	–
Investment in inventory	(30,995)
Increase in accounts receivable	(18,697)
Increase in prepaid expenses	(1,500)
Cash used in investing activities	(51,192)
Cash flows from financing activities:
Increase in accounts payable and accrued liabilities	58,822
Decrease in paid in capital	(123,606)
Increase in loans payable	30,095
Issuance of capital stock	130,000
Cash used for financing activities	95,311
Net increase (decrease) in cash	7,617
Cash at beginning of period	0
Cash at end of period	$7,617

The accompanying notes are an integral part of these financial statements

TRIMAX GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR December 31, 2010

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS ISSUES

On June 24, 2010, the company announced the sale of there majority shareholder to a European based holding company. The company and its newly announced management plan to work diligently toward identifying viable merger candidates with high growth potential.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting policies and procedures are listed below. The company has adopted a December 31 year end. We have prepared the consolidated financial statements according to generally accepted accounting Principles (GAAP). The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS").

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of December 31, 2010 the company had no cash or cash equivalent balances in excess Of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

Earnings Per Share

The company adopted provisions of SFAS No. 128, 'Earnings per Share' SFAS No. 128 requires the presentation of basic and diluted earnings per share "EPS" Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company has not issued any options or warrants or similar securities since inception.

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. At December 31, 2010 the Company has not formed a Stock Option Plan and has not issued any options.

Dividends

The Company has adopted a policy regarding the payment of dividends. Dividends may be paid to shareholders once all divisions are fully operational and profitable. The Board may also pay dividends to counter any short selling or undermining of the entity. See Note 1.

Fixed Assets

Fixed assets are carried at cost. Depreciation is computed using the straight-line method of depreciation over the assets’ estimated useful lives. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of fixed assets are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in income.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill

Goodwill is created when we acquire a business. It is calculated by deducting the fair value of the net assets acquired from the consideration given and represents the value of factors that contribute to greater earning power, such as a good reputation, customer loyalty. We assess goodwill of individual subsidiaries for impairment in the fourth quarter of every year, and when circumstances indicate that goodwill might be impaired.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss for the period through to December 31, 2010 of $36,502. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently but not adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

NOTE 5. SHAREHOLDERS’ EQUITY

Common Stock: As of December 31, 2010 the company has 30,564,000 shares of common stock issued and outstanding.

NOTE 6. PROVISION FOR INCOME TAXES

It is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable. The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable.

