Form 10-K
period 2011-12-31
TRIMAX CORP
filed 2015-03-30
CIK 1094651

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

As of December 31, 2011, the registrant had issued 30,564,000 shares of Common Stock, par value $0.001; and had issued nil shares of preferred stock, par value $0.001.

Trimax Corporation

Fiscal Year Ending

December 31, 2011

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31,2011. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

On July 29, 2005 the Company entered into an Exclusive Supply Agreement with a technology supplier (the “Partner”), a privately-held corporation based in Toronto, Ontario which Partner represented that it had secured for itself from Ascom. This agreement provided the Company with the exclusive right to sell Switzerland based Ascom broadband over power line (BPL) communication access products (“Products”) in Canada and non-exclusive rights worldwide. In consideration for these rights the Company paid the Partner a fee of $100,000Cdn for a five year license commencing August 1, 2005.

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

1

On July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC’s assets included the deposit on the transaction Trimax entered into with 3One Networks Inc. on 17 May 2006. On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of MSI in exchange for 120,000 shares of Trimax’s common stock. In March of 2007, Trimax terminated its acquisition of Multi-Source on the grounds of breach of contract and cancelled the 120,000 shares previously issued. On August 14, 2007, pursuant to an asset purchase agreement by and between Cybersonics Broadcast Services Inc., a company incorporated in the Province Of Ontario under the Business Corporations Act, and Trimax, 80,000 shares of Trimax common stock were issued as a deposit towards the acquisition of assets known as Multi-Media Management Distribution Technology. In June of 2008 the Company terminated this agreement and cancelled the 80,000 shares previously issued. Overview Trimax attempted to become a broadband over power line (“BPL”) integrator and service provider. Using existing power line infrastructures, it tried to deliver innovative data, voice and video communications to commercial, residential and other markets. BPL technology has evolved to where BPL’s speeds are now competitive with cable or DSL without the corresponding costs. A hydro utilities main asset is its electrical distribution infrastructure which is in most cases used only to deliver power. New Millennium Research recently reported that approximately 20 percent of U.S. utilities are considering investments in BPL technology. Utilities are implementing Automatic Meter Reading (“AMR”) and other real-time performance monitoring services to create a, smart electrical grid‟ but utility companies have been slow to adopt the BPL technology. In pursuit of companies and technologies that would deliver a revenue base to eventually allow it to be self-sufficient, Trimax entered into ongoing negotiations for BPL digital signage and content management technology with Cybersonics Broadcast Services Inc. in the hope that its efforts would lead to contracts for digital signage and content management. The Company became involved in several projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. These projects did not become revenue generating and remained at the demonstrational stage. As a result of its efforts, Trimax contributed to the purchase of 126 digital signage screens and caused to be advanced $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business by making use of the BPL technology. This Media venture did not come to fruition and the Company wrote off its investment in 2008.

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

In October 2011, it became obvious that the company would be unable to meet its obligations to develop the Zeilbright Property. The company has decided to try and divest itself of this business interest and has begun exploring new merger activities.

2

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

Changes in internal control

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the fiscal year 2010 ending December 31, 2010. Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the fiscal 2010 ended December 31,2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

3

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

ITEM 1A - RISK FACTORS

The risks and uncertainties described below are those that the Company currently deems to be material and that it believes are specific to the Company and the industry in which it competes. In addition to these risks, the Company’s business may be subject to risks currently unknown to the Company. Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Form 10-K, including our financial statements for the year ended December 31, 2011 before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below. We caution you to review the cautionary statements set forth in this Form 10-K. Risk factors affecting operating results The company has decided that it is unable to continue the activities related to the Zeibright Property. It will try to come to an agreement with the shareholders of this property and find a new merger company. We must make a satisfactory agreement with the Zeibright property owners and we must find a new merger candidate. Without these 2 events happening, our business will fail and you will lose your entire investment.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuance:

During the year ended December 31, 2011 the Company issued

None

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimax Corp

By:	/s/ Zoran Cvetojevic
Zoran Cvetojevic Chairman, Acting Chief Executive Officer and Chief Financial Officer

Dated March 25, 2015

5

TRIMAX GROUP INC.

Year Ending Dec 31 2011

Table of Contents

Balance Sheet	F-2
Statement of Earnings and Retained Earnings	F-3
Statement of Cash Flows	F-4
Notes to Financial Statements	F-5

These financial statements and notes thereto present fairly, in all material respects, the financial position of the company and the results of its operations and cash flows for the period presented, in conformity with accounting principles generally accepted in the United States, consistently applied.

F-1

TRIMAX GROUP INC.

CONSOLIDATED BALANCE SHEET

As at December 31, 2011

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$5,629
Accounts Receivable	39,981
Other Receivable	–
Inventory	32,700
Prepaid Accounts	5,610
TOTAL CURRENT ASSETS	83,920
LONG-TERM EQUITY INVESTMENT	–
FIXED ASSETS	54,844
INTANGIBLE ASSETS - NBV	–
Total	$138,764

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$28,101
Notes Payable	36,795
Taxes payable	–
TOTAL CURRENT LIABILITIES	64,896
LONG TERM LIABILITIES	–
TOTAL LIABILITIES	64,896

SHAREHOLDERS' EQUITY
CAPITAL STOCK
Common Stock, authorized shares 120,000,000 issued and outstanding - 30,564,000 @ PV $.001	30,564
Paid In Capital	17,029,476
Deficit	(16,986,172)
TOTAL SHAREHOLDERS’ EQUITY	73,868
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,764

The accompanying notes are an integral part of these financial statements.

F-2

TRIMAX GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

FOR THE YEAR ENDED December 31, 2011

(Unaudited)

REVENUE
Sales	$266,400
TOTAL SALES	266,400

COST OF SALES
Cost of Sales	60,932
TOTAL COST OF SALES	60,932

GROSS PROFIT	205,468

OPERATING EXPENSES
Administrative Expense	241,377
Selling Expense	51,658
TOTAL OPERATING EXPENSES	293,035

OTHER INCOME & EXPENSES	0

PROFIT (LOSS)	$(87,567)

NET PROFIT (LOSS)	$(87,567)

Deficit - Beginning of period	$(16,898,605)

Deficit - End of period	$(16,986,172)

The accompanying notes are an integral part of these financial statements

F-3

TRIMAX GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED December 31, 2011

(Unaudited)

Cash flows from operating activities
Profit/Loss from operations	$(87,567)

Adjustments to cash flows from operating activities:
Amortization of goodwill	0
Depreciation of fixed assets	0
Cash flows from operating activities	(87,567)

Cash flows from investing activities:
Capital expenditures	54,844
Investment in inventory	1,705
Increase in accounts receivable	21,284
Increase in prepaid expenses	4,110
Cash used in investing activities	81,943

Cash flows from financing activities:
Increase in accounts payable and accrued liabilities	(81,221)
Decrease in paid-in capital	(389,348
Increase in loans payable	118,200
Issuance of capital stock	(258,805)
Cash used for financing activities	167,522

Net increase (decrease) in cash	(1,988)

Cash at beginning of period	7,617
Cash at end of period	$5,629

The accompanying notes are an integral part of these financial statements

F-4

TRIMAX GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR December 31, 2011

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS ISSUES

The company has announced a management plan to work diligently toward identifying viable merger candidates with high growth potential.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting policies and procedures are listed below. The company has adopted a December 31 year end. We have prepared the consolidated financial statements according to generally accepted accounting Principles (GAAP).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of December 31, 2011 the company had no cash or cash equivalent balances in excess of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

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

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. At December 31, 2011 the Company has not formed a Stock Option Plan and has not issued any options.

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

F-5

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss for the period through to December 31, 2011 of $87,567. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently but not adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

NOTE 5. SHAREHOLDERS’ EQUITY

Common Stock: As of December 31, 2012 the company has 30,564,000 shares of common stock issued and outstanding.

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

F-6