Form 10-K
period 2012-12-31
TRIMAX CORP
filed 2015-03-30
CIK 1094651

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☒

As of March 25, 2015, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $960,000 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System.

As of December 31, 2012, the registrant had issued 64,564,000 shares of Common Stock, par value $0.001; and had issued 10,000 shares of preferred stock, par value $0.001.

Trimax Corporation

Fiscal Year Ending

December 31, 2012

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2011. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

On July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC’s assets included the deposit on the transaction Trimax entered into with 3One Networks Inc. on 17 May 2006. On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of MSI in exchange for 120,000 shares of Trimax’s common stock. In March of 2007, Trimax terminated its acquisition of Multi-Source on the grounds of breach of contract and cancelled the 120,000 shares previously issued. On August 14, 2007, pursuant to an asset purchase agreement by and between Cybersonics Broadcast Services Inc., a company incorporated in the Province Of Ontario under the Business Corporations Act, and Trimax, 80,000 shares of Trimax common stock were issued as a deposit towards the acquisition of assets known as Multi-Media Management Distribution Technology. In June of 2008 the Company terminated this agreement and cancelled the 80,000 shares previously issued. Overview Trimax attempted to become a broadband over power line (“BPL”) integrator and service provider. Using existing powerline infrastructures, it tried to deliver innovative data, voice and video communications to commercial, residential and other markets. BPL technology has evolved to where BPL’s speeds are now competitive with cable or DSL without the corresponding costs. A hydro utilities main asset is its electrical distribution infrastructure which is in most cases used only to deliver power. New Millennium Research recently reported that approximately 20 percent of U.S. utilities are considering investments in BPL technology. Utilities are implementing Automatic Meter Reading (“AMR”) and other real-time performance monitoring services to create a „smart electrical grid’ but utility companies have been slow to adopt the BPL technology. In pursuit of companies and technologies that would deliver a revenue base to eventually allow it to be self sufficient, Trimax entered into ongoing negotiations for BPL digital signage and content management technology with Cybersonics Broadcast Services Inc. in the hope that its efforts would lead to contracts for digital signage and content management. The Company became involved in several projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. These projects did not become revenue generating and remained at the demonstrational stage. As a result of its efforts, Trimax contributed to the purchase of 126 digital signage screens and caused to be advanced $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business by making use of the BPL technology. This Media venture did not come to fruition and the Company wrote off its investment in 2008.

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

In October 2011, it became obvious that the company would be unable to meet its obligations to develop the Zeilbright Property. The company has decided to divest itself of this business interest for $1 and has begun exploring new merger activities.

On June 27 2012 (the “Closing Date”), Trimax Corp., a Nevada corporation, closed a voluntary share exchange transaction pursuant to a Share Exchange Agreement agreed to between the parties on February 15, 2012 (the “Exchange Agreement”) by and among The Company ex CEO and Director Gordon Lee , and as the representative for stockholders of Zeibright Property, California.

In accordance with the terms of the Exchange and Purchase Agreement, on the Closing Date, we recovered a total of 35,000,000 shares of common stock out of 90,000,000 issued by the Company and 10,000,000 shares of preferred convertible stock with 10,000-1 super voting rights of the Selling Stockholders in exchange for payment of $100,000.00.

New Trimax management and Board of Directors wrote down the mining venture assets to nil.

On June 4 2012 we secured a line of credit through EMRY GROUP Corp for $3,500,000.00 through a series of convertible promissory notes, and a pledge of the recovered 35,000,000 shares as security for the loan. The purpose of the loan is to seek out suitable merger candidates and recalibrate Trimax into a new direction of timeshare yacht and watercraft sales, timeshare of real estate agro business commerce and import and export of watercrafts from N America to the EU market. The loan bears interest at the rate of 10% per annum, payable monthly.

On July 11 2012 we acquired 100% of the issued and outstanding capital stock of 1719702 Ont. Inc. (171) an Ontario Canada corporation doing business as Bayern Industries ,Trimax Yachts, Magellan 1 Import and Export. As a result of the Transaction, the Selling Stockholders received an undertaking from Trimax that they will be issued 350,000,000 shares of Trimax common stock within 30 months of the closing date or as soon as 171 can fulfill the majority of the benchmark threshold tasks as agreed upon between Trimax management and 171.

Magellan Industries

We are leading and trusted provider of Mobile apps and web development solutions for your enterprise. Our expertise and knowledge coupled with years of experience makes us a one-stop solution for all your apps needs. Be it mobile application development, web application development, technology consulting, cloud services, eCommerce or business intelligence and analytics, you name it and we have it.

Our motivation is "great" user experience and value added services for the various mobile and web platforms. We have dedicated team of apps and web developers designers.

We have development expertise in following mobile app platforms:

▪	iPhone Mobile Apps
▪	Android Mobile Apps
▪	Blackberry Mobile Apps
▪	Windows Phone Mobile Apps

We have development expertise in following technologies and services:

▪	Web Design & Development
▪	Search Engine Optimisation
▪	Graphic Design & Brand Creation

Bayern Industries Inc. holds interests and conducts business activities in a principal commodity in a mercantile field; those goods being steady in demand, or are known and recognized in quality. Simply put, organic farming, and ecologically friendly products

Bayern Industries are Agro – Hospitality" Real Estate, Construction and Tourism company. In summary:

Commercial production of olives (olive oil) and organic farming.

Bayern Industries believes in pro-actively investing in the future, a healthy and environment friendly one too. Bayern Industries has set is sights on the organic agro business. Currently we hold interest in farm lands that are specially designed for organic breeding and organic farming in countries of Serbia Argentina and Chile. Our corporate plans include acquiring and managing additional farms, producing certified organic produce. Additionally we hold interests in a commercial production farmland in Argentina, consisting of approximately 400 hectares of protected crops in the north of the country dedicated to early production. In this area, there are two zones where the nematode problems are very important since crops, such as tomatoes, olives and peppers almost have a ten-month of harvest period. In one zone, soils are heavy while in other major places soils are sandy loam. In the heavy soil area, we do not use more methyl bromide. This product is used in greenhouse crops to disinfect the soil and to control nematodes and soil borne diseases. Rapid treatments for soil disinfection are required because the greenhouses are in production throughout the year.

Hospitality Services

Hospitality Services through our "Esspresso Italiano Café" brands. Esspresso Italiano specializes in serving the North American and European market with imported coffee machines and commercial food & beverage equipment from Italy as well as the Orient. So what makes Esspresso Italiano unique? Esspresso Italiano coffee beans are grown on high volcanic mountain elevations in the Brazil region and nourished on volcanic soil. Together with the cool climate and moisture from the clouds produces a smooth and rich flavor that is truly remarkable. We have searched and found only the best of the best to vend in the finest gourmet coffee beans. Esspresso Italiano coffee consumers find a wonderfully exotic experience like none other. This exotic blend is packaged in "capsules" that are spill proof and make clean up a breeze. Most restaurateurs are amazed when we introduce them to our capsule format as most have never seen the application and are use to the "pods" application. The Esspresso Italiano ango specially sealed capsule ensures that the precious coffee aroma stays perfectly preserved in its own tiny "safe". Only when you decide it's time for a perfect cup of coffee and place it inside your Esspresso Italiano coffee unit, is the capsule automatically perforated - guaranteeing you fresh coffee drinking pleasure each and every time.

Real Estate Development

Real Estate Development in resort type areas through the timeshare concept. Initial development markets will include:

•	Spain
•	Bulgaria
•	Panama
•	Montenegro
•	Mexico
•	Greece

Timeshare is a relatively complex and high-value product when compared to a traditional package holiday. As consumers look to buy a holiday experience, and not a complicated product, the marketing challenge for the timeshare industry is to persuade consumers to take the time to understand timeshare and the high-quality holiday experience that it offers. The need to convey information means that the marketing process has tended to be focused principally around direct marketing and one-to-one sales. Particular campaigns are often based around incentives to encourage prospective purchasers to visit developments or attend sales presentations. This is an effective technique when done well; but the industry has, in the past, been criticized for adopting high-pressure sales techniques which have undermined the image of the industry. To that end, once a resort has been completed, Bayern Industries management can either be carried out by an owners' committee, a specialist management company or the company itself. Regardless Bayern Industries will levy annual fees on timeshare owners which typically cover cleaning and maintenance; utility charges; insurance; taxes; the operation of common facilities (such as tennis courts or swimming pools); and, usually, a sinking fund to provide for major redecoration or refurbishment. The resort's constitution also gives details of the owner's rights and responsibilities in relation to their occupancy rights.

Management organizations will work closely with exchange companies, so that the resort's capacity is effectively utilized and its members have the maximum flexibility when choosing their holidays both at their resort and elsewhere.

TRIMAX YACHTS

Trimax Yachts is a joint venture of large yacht manufacturing companies. We are mainly engaged in the design of yacht, yacht parts, sales and after-sales service. Trimax Yachts employs the most technically advanced and professional design and manufacturing team. We provide customized solution to develop personalized yachts with inclusion of repair from seaman to captain, daily maintenance.

Trimax yacht company production facility covers an area of 300 acres, has a ling and wide plant, two room thermostat, includes room paint workshop and other hardware facilities. We employ imported CNC machine tools from Japan and a have full set of metal processing workshop. We have more than five years of yacht exporting experience. Our yachts were exported to Australia, Norway, USA, Germany and many other countries. We employ technical team from Taiwan, Malaysia, USA and uses perfect technology for production. Our expert team stays in direct contact with existing customers.

In summary these are exclusive luxury yachts being assembled in China by a manufacturer with over 300 employees and a $30 million dollar facility. Trimax Yachts will be offered in the USA CANADA and EU marketplace under the brand name Trimax Yachts. TMXN plans to offer 30 to 100 foot yachts under following brand names:

30 Compass

40 Nautical

50 Navigator

70 Explorer

100 Sea Princess

Trimax Corp Inc. is dedicated to becoming a reputable yacht manufacturer and sales company in Spain (and EU generally), Miami and Canada. Our strong business ethics, experience, enthusiasm, and professional culture will ensure our continues growth in revenues, profit and wealth generation for all stakeholders.

Trimax Yachts’s mission is to provide customers with uncompromising service and support for all of their boat/yacht purchasing needs.

Trimax China built yachts will be offered in the USA CANADA and EU marketplace under the brand name Trimax Yachts. TMXN plans to offer 30 to 100 foot yachts on those markets and it’s objective is to become the leading Yacht manufacturer and sales company in the mentioned markets with a big share of the market.

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

Changes in internal control

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the fiscal year 2010 ending December 31,2010. Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the fiscal 2010 ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The risks and uncertainties described below are those that the Company currently deems to be material and that it believes are specific to the Company and the industry in which it competes. In addition to these risks, the Company’s business may be subject to risks currently unknown to the Company. Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Form 10-K, including our financial statements for the year ended December 31, 2012 before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below. We caution you to review the cautionary statements set forth in this Form 10-K. Risk factors affecting operating results On July 11 2012 we acquired 100% of the issued and outstanding capital stock of 1719702 Ont. Inc. (171) an Ontario Canada corporation doing business as Bayern Industries , Trimax Yachts, Magellan 1 Import and Export. As a result of the Transaction, the Selling Stockholders received an undertaking from Trimax that they will be issued 350,000,000 shares of Trimax common stock within 30 months of the closing date or as soon as 171 can fulfill the majority of the benchmark threshold tasks as agreed upon between Trimax management and 171. Should our merger candidate not fulfill its obligations we will have to continue with a new merger candidate and you could lose your investment.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuance:

During the year ended December 31, 2012 the Company issued

- 35,000,000 restricted common shares to Emery Corporation as part of the new Merger agreement

- 9,750,000 restricted common shares to Six Eighteen Corporation as part of the settlement with the shareholders of the Zeibright Property

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
Zoran Cvetojevic Chairman, Acting Chief Executive Officer and Chief Financial Officer

Dated March 25, 2015

TRIMAX GROUP INC.

Year Ending Dec 31 2012

Table of Contents

Balance Sheet	F-2
Statement of Earnings and Retained Earnings	F-3
Statement of Cash Flow	F-4
Notes to Financial Statements	F-5

These financial statements and notes thereto present fairly, in all material respects, the financial position of the company and the results of its operations and cash flows for the period presented, in conformity with accounting principles generally accepted in the United States, consistently applied.

TRIMAX GROUP INC.

CONSOLIDATED BALANCE SHEET

As at December 31, 2012

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$454
Accounts Receivable	49,046
Other Receivable	0
Inventory	26,134
Prepaid Accounts	3,600
TOTAL CURRENT ASSETS	79,234
LONG-TERM EQUITY INVESTMENT	–
FIXED ASSETS	93,179
INTANGIBLE ASSETS - NBV	–
Total	$172,413

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$37,963
Notes Payable	39,496
Taxes payable	–
TOTAL CURRENT LIABILITIES	77,459
LONG TERM LIABILITIES	–
TOTAL LIABILITIES	77,459
SHAREHOLDERS' EQUITY
CAPITAL STOCK
Common Stock, authorized shares 120,000,000 issued and outstanding - 64,564,000 @ PV $.001	64,564
Preferred Shares issued and outstanding - 10,000,000 @ PV $.001	10,000
Paid-In Capital	17,067,486
Deficit	(17,047,096)
TOTAL SHAREHOLDERS’ EQUITY	94,954
TOTAL LIABILITIES AND EQUITY	$172,413

The accompanying notes are an integral part of these financial statements

TRIMAX GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

FOR THE YEAR ENDED December 31, 2012

(Unaudited)

REVENUE
Sales	$350,635
TOTAL SALES	350,635
COST OF SALES
Cost of Sales	78,573
TOTAL COST OF SALES	78,573
GROSS PROFIT	272,062
OPERATING EXPENSES
Administrative Expense	249,740
Selling Expense	83,246
TOTAL OPERATING EXPENSES	332,986
OTHER INCOME & EXPENSES	–

PROFIT (LOSS)	(60,924)
NET PROFIT (LOSS)	$(60,924)

Deficit - Beginning of period	$(16,986,172)

Deficit - End of period	$(17,047,096)

The accompanying notes are an integral part of these financial statements

TRIMAX GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED December 31, 2012

(Unaudited)

Cash flows from operating activities
Profit/Loss from operations	$(60,924)
Adjustments to cash flows from operating activities:
Amortization of goodwill	–
Depreciation of fixed assets	–
Cash flows from operating activities	(60,924)

Cash flows from investing activities:
Capital expenditures	(38,335)
Investment in inventory	6,566
Increase in accounts receivable	(9,065)
Increase in prepaid expenses	2,010
Cash used in investing activities	(38,824)

Cash flows from financing activities:
Increase in accounts payable and accrued liabilities	9,862
Decrease in paid in capital	38,010
Increase in loans payable	2,701
Issuance of capital stock	44,000
Cash used for financing activities	94,573

Net increase (decrease) in cash	(5,175)

Cash at beginning of period	5,629
Cash at end of period	$454

The accompanying notes are an integral part of these financial statements

TRIMAX GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR December 31, 2012

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS ISSUES

On June 27, 2012 a share exchange agreement between the Company represented by the EX CEO Gordon Lee and the Emry Group was concluded 35,000,000 common shares and 10,000,000 preferred shares with 10,000 to 1 were exchanged for a payment of $100,000 A line of credit for $3,500,000 was secured by the company in order to seek new merger Candidates On July 11, 2012 the company acquired 100% of the outstanding capital stock of 1719702 Ont Inc. doing business as Bayern Industries, Trimax Yachts and Magellan 1 Import/Export TRIMAX prepared the consolidated financial statements according to generally accepted accounting Principles (GAAP). Cash and Cash Equivalents The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of December 31, 2010 the company had no cash or cash equivalent balances in excess Of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions. Earnings per Share The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS").

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting policies and procedures are listed below. The company has adopted a December 31 year end. We have prepared the consolidated financial statements according to generally accepted accounting Principles (GAAP).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of December 31, 2012 the company had no cash or cash equivalent balances in excess Of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

Earnings Per Share

The company adopted provisions of SFAS No. 128, 'Earnings per Share' SFAS No. 128 requires the presentation of basic and diluted earnings per share "EPS". Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company has not issued any options or warrants or similar securities since inception.

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. At December 31, 2012 the Company has not formed a Stock Option Plan and has not issued any options.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss for the period through to December 31, 2012 of $60,924. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently but not adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

NOTE 5. SHAREHOLDERS’ EQUITY

Common Stock: As of December 31, 2012 the company has 64,564,000 shares of common stock issued and outstanding as well as 10,000 preferred shares.

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

