Form 10-K
period 2013-12-31
TRIMAX CORP
filed 2015-03-30
CIK 1094651

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

As of December 31, 2013, the registrant had issued 64,564,000 shares of Common Stock, par value $0.001; and had issued 10,000 shares of preferred stock, par value $0.001.

Trimax Corporation

Fiscal Year Ending

December 31, 2013

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2013. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

On July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC’s assets included the deposit on the transaction Trimax entered into with 3One Networks Inc. on 17 May 2006. On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of MSI in exchange for 120,000 shares of Trimax’s common stock. In March of 2007, Trimax terminated its acquisition of Multi-Source on the grounds of breach of contract and cancelled the 120,000 shares previously issued. On August 14, 2007, pursuant to an asset purchase agreement by and between Cybersonics Broadcast Services Inc., a company incorporated in the Province Of Ontario under the Business Corporations Act, and Trimax, 80,000 shares of Trimax common stock were issued as a deposit towards the acquisition of assets known as Multi-Media Management Distribution Technology. In June of 2008 the Company terminated this agreement and cancelled the 80,000 shares previously issued. Overview Trimax attempted to become a broadband over power line (“BPL”) integrator and service provider. Using existing powerline infrastructures, it tried to deliver innovative data, voice and video communications to commercial, residential and other markets. BPL technology has evolved to where BPL’s speeds are now competitive with cable or DSL without the corresponding costs. A hydro utilities main asset is its electrical distribution infrastructure which is in most cases used only to deliver power. New Millennium Research recently reported that approximately 20 percent of U.S. utilities are considering investments in BPL technology. Utilities are implementing Automatic Meter Reading (“AMR”) and other real-time performance monitoring services to create a, smart electrical grid, but utility companies have been slow to adopt the BPL technology. In pursuit of companies and technologies that would deliver a revenue base to eventually allow it to be self sufficient, Trimax entered into ongoing negotiations for BPL digital signage and content management technology with Cybersonics Broadcast Services Inc. in the hope that its efforts would lead to contracts for digital signage and content management. The Company became involved in several projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. These projects did not become revenue generating and remained at the demonstrational stage. As a result of its efforts, Trimax contributed to the purchase of 126 digital signage screens and caused to be advanced $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business by making use of the BPL technology. This Media venture did not come to fruition and the Company wrote off its investment in 2008.

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

On June 27, 2012 (the “Closing Date”), Trimax Corp., a Nevada corporation, closed a voluntary share exchange transaction pursuant to a Share Exchange Agreement agreed to between the parties on February 15, 2012 (the “Exchange Agreement”) by and among The Company ex CEO and Director Gordon Lee , and as the representative for stockholders of Zeibright Property, California.

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

Bayern Industries Inc. holds interests and conducts business activities in a principal commodity in a mercantile field; those goods being steady in demand, or are known and recognized in quality. Simply put, organic farming, and ecologically friendly products.

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

In summary these are exclusive luxury yachts being assembled in China by a manufacturer with over 300 employees and a $30 million dollar facility. Trimax Yachts will be offered in the USA CANADA and EU marketplace under the brand name Trimax Yachts. TMXN plans to offer 30 to 100 foot yachts under following brand names

30 Compass

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

On April 13, 2013, Mr. David Solomon and Michael Arnkvarn were appointed to the Board of Directors. On May 9 2013 due to the untimely and sudden passing away of David Solomon, the board held a vote to remove Mr. David Solomon as a Board of Director and an officer.

Effective May 9, 2013, Trimax Corporation accepted the interim appointment of Mr. Zoran Cvetojevic as the Company’s Secretary, Officer and Director.

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

Common Stock Issuance:

During the year ended December 31, 2013 the Company issued

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

Year Ending Dec 31 2013

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

TRIMAX GROUP INC.

CONSOLIDATED BALANCE SHEET

As at December 31, 2013

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$(3,471)
Accounts Receivable	22,147
Other Receivable	–
Inventory	18,871
Prepaid Accounts	3,600
TOTAL CURRENT ASSETS	41,147
LONG-TERM EQUITY INVESTMENT	–
FIXED ASSETS	88,497
INTANGIBLE ASSETS - NBV	–
Total	$129,644

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$26,393
Notes Payable	3,946
Taxes payable	–
TOTAL CURRENT LIABILITIES	30,339
LONG TERM LIABILITIES	–
TOTAL LIABILITIES	30,339

SHAREHOLDERS' EQUITY
CAPITAL STOCK
Common Stock, authorized shares 100,000,000 issued and outstanding - 64,564,000 @ PV $.001	64,564
Preferred Stock authorized - 10,000,000 issued and outstanding - 10,000,000 @ PV $.001	10,000
Paid-In Capital	17,037,840
Deficit	(17,013,099)
TOTAL SHAREHOLDERS’ EQUITY	99,305
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$129,644

The accompanying notes are an integral part of these financial statements

TRIMAX GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

FOR THE YEAR ENDED December 31, 2013

(Unaudited)

REVENUE
Sales	$250,574
TOTAL SALES	250,574
COST OF SALES
Cost of Sales	59,483
TOTAL COST OF SALES	59,483
GROSS PROFIT	191,091
OPERATING EXPENSES
Administrative Expense	117,821
Selling Expense	39,273
TOTAL OPERATING EXPENSES	157,094
OTHER INCOME & EXPENSES	–
PROFIT (LOSS)	33,997

NET PROFIT (LOSS)	$33,997

Deficit - Beginning of period	(17,047,096)

Deficit - End of period	$(17,013,099)

The accompanying notes are an integral part of these financial statements

TRIMAX GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED December 31, 2013

(Unaudited)

Cash flows from operating activities
Profit/Loss from operations	$33,997
Adjustments to cash flows from operating activities:
Amortization of goodwill	–
Depreciation of fixed assets	–
Cash flows from operating activities	33,997

Cash flows from investing activities:
Capital expenditures	4,682
Investment in inventory	7,263
Increase in accounts receivable	26,899
Increase in prepaid expenses	–
Cash used in investing activities	38,844

Cash flows from financing activities:
Increase in accounts payable and accrued liabilities	(11,570)
Decrease in paid in capital	(26,950)
Increase in loans payable	(38,246)
Issuance of capital stock	–
Cash used for financing activities	(76,766)

Net increase (decrease) in cash	(3,925)

Cash at beginning of period	454
Cash at end of period	(3,471)

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR December 31, 2013

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS ISSUES

On June 27, 2012 a share exchange agreement between the Company represented by the EX CEO Gordon Lee and the Emry Group was concluded 35,000,000 common shares and 10,000,000 preferred shares with 10,000 to 1 were exchanged for a payment of $100,000 A line of credit for $3,500,000 was secured by the company in order to seek new merger Candidates On July 11, 2012 the company acquired 100% of the outstanding capital stock of 1719702 Ont Inc. doing business as Bayern Industries, Trimax Yachts and Magellan 1 Import/Export.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting policies and procedures are listed below. The company has adopted a December 31 year end. We have prepared the consolidated financial statements according to generally accepted accounting Principles (GAAP).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of December 31, 2013 the company had no cash or cash equivalent balances in excess Of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

Earnings Per Share

The company adopted provisions of SFAS No. 128, 'Earnings per Share' SFAS No. 128 requires the presentation of basic and diluted earnings per share “EPS”. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company has not issued any options or warrants or similar securities since inception.

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. At December 31, 2013 the Company has not formed a Stock Option Plan and has not issued any options.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a profit for the period through to December 31, 2013 of $33,997. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently but not adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

NOTE 5. SHAREHOLDERS’ EQUITY

Common Stock: As of December 31, 2013 the company has 64,564,000 shares of common stock issued and outstanding as well as 10,000,000 shares of preferred stock.

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

