Form 10-K
period 2014-12-31
TRIMAX CORP
filed 2015-03-30
CIK 1094651

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

As of December 31, 2014, the registrant had issued 64,564,000 shares of Common Stock, par value $0.001; and had issued 10,000 shares of preferred stock, par value $0.001.

Trimax Corporation

Fiscal Year Ending

December 31, 2014

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31,2014. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

The Company changed its name to KIWI Network Solutions Inc. on December 23, 2003. On November 4, 2004 the Company announced a reverse stock split of the Corporation‟s common stock of one new share for each one hundred shares outstanding (1 for 100) and authorized any fractional shares to be rounded to one share. On February 11, 2005 the Company amended and restated its Articles of Incorporation, changed the name of the Company to Trimax Corporation (“Trimax”or the “Company”), and increased its authorized share capital to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share.

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

On July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC‟s assets included the deposit on the transaction Trimax entered into with 3One Networks Inc. on 17 May 2006. On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of MSI in exchange for 120,000 shares of Trimax’s common stock. In March of 2007, Trimax terminated its acquisition of Multi-Source on the grounds of breach of contract and cancelled the 120,000 shares previously issued. On August 14, 2007, pursuant to an asset purchase agreement by and between Cybersonics Broadcast Services Inc., a company incorporated in the Province Of Ontario under the Business Corporations Act, and Trimax, 80,000 shares of Trimax common stock were issued as a deposit towards the acquisition of assets known as Multi-Media Management Distribution Technology. In June of 2008 the Company terminated this agreement and cancelled the 80,000 shares previously issued. Overview Trimax attempted to become a broadband over power line (“BPL”) integrator and service provider. Using existing powerline infrastructures, it tried to deliver innovative data, voice and video communications to commercial, residential and other markets. BPL technology has evolved to where BPL‟s speeds are now competitive with cable or DSL without the corresponding costs. A hydro utilities main asset is its electrical distribution infrastructure which is in most cases used only to deliver power. New Millennium Research recently reported that approximately 20 percent of U.S. utilities are considering investments in BPL technology. Utilities are implementing Automatic Meter Reading (“AMR”) and other real-time performance monitoring services to create a „smart electrical grid‟ but utility companies have been slow to adopt the BPL technology. In pursuit of companies and technologies that would deliver a revenue base to eventually allow it to be self-sufficient, Trimax entered into ongoing negotiations for BPL digital signage and content management technology with Cybersonics Broadcast Services Inc. in the hope that its efforts would lead to contracts for digital signage and content management. The Company became involved in several projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. These projects did not become revenue generating and remained at the demonstrational stage. As a result of its efforts, Trimax contributed to the purchase of 126 digital signage screens and caused to be advanced $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company’s business by making use of the BPL technology. This Media venture did not come to fruition and the Company wrote off its investment in 2008.

Consequently, Trimax decided to divest itself from its wholly owned subsidiary PLC Network Solutions Inc. and on July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC‟s assets included all of the BPL assets of Trimax.,

The Company has been searching for and evaluating other business opportunities and continues to attempt to collect on funds owed to it by Cybersonics and Electrolinks.

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

▪

We have development expertise in following technologies and services:

▪     Web Design & Development

▪     Search Engine Optimisation

▪     Graphic Design & Brand Creation

Bayern Industries Inc holds interests and conducts business activities in a principal commodity in a mercantile field; those goods being steady in demand, or are known and recognized in quality. Simply put, organic farming, and ecologically friendly products.

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

Effective May 9, 2013, Trimax Corporation accepted the interim appointment of Mr. Zoran Cvetojevic as the Company’s Secretary, Officer and Director.

Negotiations between the company and 1719702 Ont. Inc. are almost complete and 171 has met all of its obligations up to date as set forth in 2012. Revenues are modest but expenses have been kept under control.. A final analysis on the 1719702 Ont. Inc. performance is forthcoming in the first quarter of 2015.

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

Changes in internal control

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the fiscal year 2014 ending December 31,2014. Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the fiscal 2014 ended December 31,2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

Common Stock Issuance:

During the year ended December 31, 2014 the Company issued

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

Year Ending Dec 31 2014

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

Trimax GROUP INC.

CONSOLIDATED BALANCE SHEET

As at December 31, 2014

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$6,752
Accounts Receivable	40,164
Other Receivable	30,750
Inventory	14,670
Prepaid Accounts	3,600
TOTAL CURRENT ASSETS	95,936
LONG-TERM EQUITY INVESTMENT	–
FIXED ASSETS	88,499
INTANGIBLE ASSETS - NBV	–
Total	$184,435

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$13,178
Notes Payable	–
Taxes payable	–
TOTAL CURRENT LIABILITIES	13,178
LONG TERM LIABILITIES	–
TOTAL LIABILITIES	13,178

SHAREHOLDERS' EQUITY
CAPITAL STOCK
Common Stock, authorized shares 100,000,000 issued and outstanding - 64,564,000 @ PV $.001	64,564
Preferred Stock, issued and outstanding - 10,000,000 @ PV $.001	10,000
Paid-In Capital	17,039,903
Deficit	(16,943,210)
TOTAL STOCKHOLDERS’ EQUITY	171,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,435

The accompanying notes are an integral part of these financial statements

Trimax GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

FOR THE YEAR ENDED December 31, 2014

(Unaudited)

REVENUE
Sales	$259,078
TOTAL SALES	259,078
COST OF SALES
Cost of Sales	32,095
TOTAL COST OF SALES	32,095
GROSS PROFIT	226,983
OPERATING EXPENSES
Administrative Expense	118,993
Selling Expense	38,101
TOTAL OPERATING EXPENSES	157,094
OTHER INCOME & EXPENSES	–

PROFIT (LOSS)	$69,889

NET PROFIT (LOSS)	$69,889

Deficit - Beginning of period	(17,013,099)

Deficit - End of period	$(16,943,210)

The accompanying notes are an integral part of these financial statements

TRIMAX GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED December 31, 2014

(Unaudited)

Cash flows from operating activities
Profit/Loss from operations	$69,889
Adjustments to cash flows from operating activities:
Amortization of goodwill	–
Depreciation of fixed assets	–
Cash flows from operating activities	69,889

Cash flows from investing activities:
Capital expenditures	(2)
Investment in inventory	4,201
Increase in accounts receivable	(48,767)
Increase in prepaid expenses	–
Cash used in investing activities	(44,568)

Cash flows from financing activities:
Increase in accounts payable and accrued liabilities	(17,161)
Decrease in paid-in capital	2,063
Increase in loans payable	–
Issuance of capital stock	–
Cash used for financing activities	(15,098)

Net increase (decrease) in cash	10,223

Cash at beginning of period	(3,471)
Cash at end of period	6,752

The accompanying notes are an integral part of these financial statements

Trimax GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR December 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of December 31, 2014 the company had no cash or cash equivalent balances in excess Of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

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

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. At December 31, 2014 the Company has not formed a Stock Option Plan and has not issued any options.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a profit for the period through to December 31, 2014 of $69,889. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently but not adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

NOTE 5. SHAREHOLDERS’ EQUITY

Common Stock: As of December 31, 2014 the company has 64,564,000 shares of common stock issued and outstanding as well as 10,000,000 preferred shares.

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

