Form 10-Q
period 2015-03-31
TRIMAX CORP
filed 2015-04-22
CIK 1094651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

☐  Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number:  333-147193

Trimax Corp

(Exact name of registrant as specified in its charter)

Nevada	76-0616468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1007 N Federal Hwy #275 Ft Lauderdale, FL	33304
(Address of principal executive offices)	(Zip Code)

302-261-3660

(Registrant’s telephone number, including area code)

________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of March 31, 2015, the registrant had issued 414,564,000 shares of Common Stock, par value $0.001; and had issued 10,000 shares of preferred stock, par value $0.001.

Trimax Corporation

First Quarter Ending March 31, 2015

Part I. Financial Information

Item 1. Financial Statements

Trimax GROUP INC.

CONSOLIDATED BALANCE SHEET

As of March 31, 2015
(Unaudited)
ASSETS
CURRENT ASSETS
Cash	8,035
Accounts Receivable	22,862
Other Receivable	0
Inventory	16,824
Prepaid Accounts	3,600
51,321
LONG-TERM EQUITY INVESTMENT
FIXED ASSETS	142,499
INTANGIBLE ASSETS - NBV
Total	193,820
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	79,284
Notes Payable
Taxes payable	0
79,284
LONG TERM LIABILITIES	0
TOTAL LIABILITIES	79,284

SHAREHOLDERS' EQUITY
CAPITAL STOCK
Common Stock, authorized shares 500,000,000, issued and outstanding - 414,564,000 @ PV $.001	414,564
Preferred Stock, issued and outstanding - 10,000,000 @ PV $.001	10,000
Paid In Capital	17,044,211
Deficit	(17,354,239)
TOTAL STOCKHOLDER’s EQUITY	114,536
TOTAL LIABILITIES AND STOCKHOLDER’s EQUITY	193,820

The accompanying notes are an integral part of these financial statements,

Trimax GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

For the Three Months Ended March 31, 2015
(unaudited)
REVENUE
Sales	54,728
TOTAL SALES	54,728
COST OF SALES
Cost of Sales	11,384
TOTAL COST OF SALES	11,384
GROSS PROFIT	43,344
OPERATING EXPENSES
Administrative Expense	386,528
Selling Expense	67,845
454,373
OTHER INCOME & EXPENSES	0

PROFIT (LOSS)	69,889

NET PROFIT (LOSS)	(411,029)

Deficit - Beginning of period	(16,943,210)

Deficit - End of period	(17,354,239)

The accompanying notes are an integral part of these financial statements,

TRIMAX GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2015
(unaudited)

Cash flows from operating activities
Profit/Loss from operations	(411,029)

Adjustments to cash flows from operating activities:
Amortization of goodwill	0

Depreciation of fixed assets	0

Cash flows from operating activities	(411,029)

Cash flows from investing activities:
Capital expenditures	(54,000)
Investment in inventory	(2,154)
Increase in accounts receivable	48,052
Increase in prepaid expenses	0
Cash used in investing activities	(419,131)

Cash flows from financing activities:
Increase in accounts payable and accrued liabilities	66,106
Decrease in paid in capital	4,308
Increase in loans payable	0
Issuance of capital stock	350,000

Cash used for financing activities	420,414

Net increase (decrease) in cash	1,283

Cash at beginning of period	6,752
Cash at end of period	8,035

The accompanying notes are an integral part of these financial statements.

Trimax GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 15, 2015

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS ISSUES

On June 27, 2012 a share exchange agreement between the Company represented by the EX CEO Gordon Lee and Mina Mar Group was concluded for 35,000,000 common shares and 10,000,000 preferred shares with 10,000 to 1 super voting rights were exchanged for a payment of $100,000 to Gordon Lee for unpaid wages Additionally a line of credit for $ 3,500,000 was secured by the company through Emry Capital to whom the 35 million shares was assigned to in order to seek new merger Candidates Magellan1 and Bayern Industries. On July 11, 2012 the company acquired 100% of the outstanding capital stock of 1719702 Ont Inc. doing business as Bayern Industries, and Magellan 1 Import/Export On March 16, 2015, the company was satisfied with Bayern and Magellan pre determined benchmarks as per LOI and issued 350 million restricted common shares to Bayern Industries to complete the merger acquisition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting policies and procedures are listed below. The company has adopted a December 31 year end. We have prepared the consolidated financial statements according to generally accepted accounting Principles (GAAP).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of March 31, 2015 the company had no cash or cash equivalent balances in excess Of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

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

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. As of March 31, 2015 the Company has not formed a Stock Option Plan and has not issued any options.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a deficit for the 3 month period ending March 31, 2015 of - $ 411,029. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently but not adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

NOTE 5. SHAREHOLDERS’ EQUITY

Common Stock: As of March 31, 2015 the company has 414,564,000 shares of common stock issued and outstanding as well as 10,000,000 preferred shares.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-Q for the 3 months ending March 31, 2015. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Subsequent to the signing and the advancement of funds for the Exclusive Supply Agreement the Company was made aware that the Partner had no right to grant a sub-license from Ascom. Furthermore, the Partner was in default and was never in any position to grant any sub-license on its own license. On March 22, 2006 Trimax filed an action in the Superior Court of Ontario against Electrolinks Corporation alleging damages of $1,250,000, subsequently received a court ordered judgment in the Company‟s favour of $132,000, received $25,000 and is awaiting payment of a further $107,000 plus applicable legal fees and interest. Collection of the balance of this judgement remains doubtful.

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

On July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC‟s assets included the deposit on the transaction Trimax entered into with 3One Networks Inc. on 17 May 2006. On June 1, 2006, pursuant to a reorganization agreement by and among Multi-Source Inc. (“MSI”), a private company incorporated in the Province of Ontario under the Ontario Business Corporations Act, and Trimax, Trimax Corporation acquired all of the outstanding common stock of MSI in exchange for 120,000 shares of Trimax‟s common stock. In March of 2007, Trimax terminated its acquisition of Multi-Source on the grounds of breach of contract and cancelled the 120,000 shares previously issued. On August 14, 2007, pursuant to an asset purchase agreement by and between Cybersonics Broadcast Services Inc., a company incorporated in the Province Of Ontario under the Business Corporations Act, and Trimax, 80,000 shares of Trimax common stock were issued as a deposit towards the acquisition of assets known as Multi-Media Management Distribution Technology. In June of 2008 the Company terminated this agreement and cancelled the 80,000 shares previously issued. Overview Trimax attempted to become a broadband over power line (“BPL”) integrator and service provider. Using existing powerline infrastructures, it tried to deliver innovative data, voice and video communications to commercial, residential and other markets. BPL technology has evolved to where BPL‟s speeds are now competitive with cable or DSL without the corresponding costs. A hydro utilities main asset is its electrical distribution infrastructure which is in most cases used only to deliver power. New Millennium Research recently reported that approximately 20 percent of U.S. utilities are considering investments in BPL technology. Utilities are implementing Automatic Meter Reading (“AMR”) and other real-time performance monitoring services to create a „smart electrical grid‟ but utility companies have been slow to adopt the BPL technology. In pursuit of companies and technologies that would deliver a revenue base to eventually allow it to be self sufficient, Trimax entered into ongoing negotiations for BPL digital signage and content management technology with Cybersonics Broadcast Services Inc. in the hope that its efforts would lead to contracts for digital signage and content management. The Company became involved in several projects with an assortment of potential clients for BPL enhanced digital signage screens and content management. These projects did not become revenue generating and remained at the demonstrational stage. As a result of its efforts, Trimax contributed to the purchase of 126 digital signage screens and caused to be advanced $90,000 to Cybersonics Sound Technologies Inc. in the effort to further the Company‟s business by making use of the BPL technology. This Media venture did not come to fruition and the Company wrote off its investment in 2008.

Consequently, Trimax decided to divest itself from its wholly owned subsidiary PLC Network Solutions Inc. and on July 01, 2008 Trimax sold all of its interest in its subsidiary, PLC Network Solutions Inc., to a third party for a nominal fee of $1.00. PLC‟s assets included all of the BPL assets of Trimax.

The Company has been searching for and evaluating other business opportunities and continues to attempt to collect on funds owed to it by Cybersonics and Electrolinks.

On March 23, 2009 the Company entered an agreement to purchase five mining claims located near the Municipality of Alamos, Sonora, Mexico. The Parties involved failed to complete the purchase and the project was abandoned. As part of the intended transaction, the Company formulated a new plan of operations and divested itself of its broadband over power line business plans, trade secrets and proprietary information, and any remaining digital signage equipment. The Company is now engaged in business as an exploration stage resource company. Accordingly, the Company‟s financial statements have been restated to reflect its prior operations as discontinued operations.

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

On June 4 2012 we secured a line of credit through EMRY GROUP Corp for $3,500,000.00 through a series of convertible promisory notes, and a pledge of the recovered 35,000,000 shares as security for the loan. The purpose of the loan is to seek out suitable merger candidates and recalibrate Trimax into a new direction of timeshare yacht and watercraft sales, timeshare of real estate agro business commerce and import and export of watercrafts from N America to the EU market. The loan bears interest at the rate of 10% per annum, payable monthly.

On July 11 2012 we acquired 100% of the issued and outstanding capital stock of 1719702 Ont. Inc. (171) an Ontario Canada corporation doing business as Bayern Industries , Trimax Yachts, Magellan 1 Import and Export . As a result of the Transaction, the Selling Stockholders received an undertaking from Trimax that they will be issued 350,000,000 shares of Trimax common stock within 30 months of the closing date or as soon as 171 can fulfill the majority of the benchmark threshold tasks as agreed upon between Trimax management and 171.

Magellan One Industries

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

We have development expertise in following mobile app platforms:

•	iPhone Mobile Apps
•	Android Mobile Apps
•	Blackberry Mobile Apps
•	Windows Phone Mobile Apps

We have development expertise in following technologies and services:

•	Web Design & Development
•	Search Engine Optimisation
•	Graphic Design & Brand Creation

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

Hospitality Services

Hospitality Services through our "Esspresso Italiano Café" brands. Esspresso Italiano specializes in serving the North American and European market with imported coffee machines and commercial food & beverage equipment from Italy as well as the Orient. So what makes Esspresso Italiano unique? Esspresso Italiano coffee beans are grown on high volcanic mountain elevations in the Brazil region and nourished on volcanic soil. Together with the cool climate and moisture from the clouds produces a smooth and rich flavor that is truly remarkable. We have searched and found only the best of the best to vend in the finest gourmet coffee beans. Esspresso Italiano coffee consumers find a wonderfully exotic experience like none other. This exotic blend is packaged in "capsules" that are spill proof and make clean up a breeze. Most restaurateurs are amazed when we introduce them to our capsule format as most have never seen the application and are use to the "pods" application. The Esspresso Italiano ango specially sealed capsule ensures that the precious coffee aroma stays perfectly preserved in its own tiny "safe". Only when you decide it's time for a perfect cup of coffee and place it inside your Esspresso Italiano coffee unit, is the capsule automatically perfo rated - guaran teeing you fresh coffee drinking pleasure each and every time.

Real Estate Development

Real Estate Development in resort type areas through the timeshare concept. Initial development markets will include:

Spain

Bulgaria

Panama

Montenegro

Mexico

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

Trimax China built yachts will be offered in the USA CANADA and EU marketplace under the brand name Trimax Yachts. TMXN plans to offer 30 to 100 foot yachts on those markets and its objective is to become the leading Yacht manufacturer and sales company in the mentioned markets with a big share of the market.

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

Effective May 9, 2013, Trimax Corporation accepted the interim appointment of Mr. Zoran Cvetojevic as the Company’s Secretary, Officer and Director.

Negotiations between the company and 1719702 Ont. Inc are almost complete and 171 has met all of its obligations up to date as set forth in 2012. Revenus are modest but expenses have been kept under control.. A final analysis on the 1719702 Ont. Inc. performance is forthcoming in the first quarter of 2015.

Management decided that 1719702 Ont Inc more than met their performance targets and has confirmed that they may met and exceeded all of the performance targets set by Trimax’s management.

March 16, 2015 the company issued 350 million restricted common shares to Bayern Industries in order to finalize the merger.

A new corporate office has been opened in Dubai UAE in order to better meet the needs of running a profitable yacht business.

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

Changes in internal control

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 3 month period ending March 31, 2015. Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 3 months ending March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 22, 2006 Trimax filed an action in The Superior Court of Ontario against Electrolinks Corporation alleging damages of $1,250,000. Subsequently, Trimax received a court ordered judgment and is awaiting payment of $ 107,000 plus applicable legal fees and interest.

On May 22, 2006, Trimax was notified of an action out of the district court of Clark County Nevada whereby 16 plaintiffs registered an action for $ 120,000 against the Company. All of the plaintiffs were former shareholders of PLC Network Solutions Inc, a Canadian company, which is no longer owned by Trimax. Both parties previously agreed to a settlement, although no actions have been taken in this regard for the past three years. The initial proposed settlement had consisted of a payment of $25000 from the company to PLC with Electrolinks Corporation paying Trimax $25,000 in exchange for a full release by Trimax. Trimax has received no further correspondence from the plaintiffs and no other actions have taken place. The Company has not had any indications that this action will progress further

ITEM 1A - RISK FACTORS

The risks and uncertainties described below are those that the Company currently deems to be material and that it believes are specific to the Company and the industry in which it competes. In addition to these risks, the Company’s business may be subject to risks currently unknown to the Company. Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this form 10K, including our financial statements for the year ended December 31, 2012 before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below. We caution you to review the cautionary statements set forth in this Form 10-Q. Risk factors affecting operating results On July 11 2012 we acquired 100% of the issued and outstanding capital stock of 1719702 Ont. Inc. (171) an Ontario Canada corporation doing business as Bayern Industries , Trimax Yachts, Magellan 1 Import and Export . As a result of the Transaction, the Selling Stockholders received an undertaking from Trimax that they will be issued 350,000,000 shares of Trimax common stock within 30 months of the closing date or as soon as 171 can fulfill the majority of the benchmark threshold tasks as agreed upon between Trimax management and 171. Should our merger candidate not fulfill its obligations we will have to continue with a new merger candidate and you could lose your investment.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuance:

During the first 3 months ending March 31, 2015 the Company issued Bayern Industries 350 million common restricted shares.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906
32.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 906
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimax Corp

By:	/s/ Zoran Cvetojevic
Zoran Cvetojevic Chairman, Acting Chief Executive Officer and Chief Financial Officer

Dated April 21, 2015

