Form 10-Q
period 2015-06-30
TRIMAX CORP
filed 2017-02-21
CIK 1094651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

As of June 30, 2015, the registrant had issued 418,113,715 shares of Common Stock, par value $0.001; and had issued 10,000 shares of preferred stock, par value $0.001.

Trimax GROUP INC.

CONSOLIDATED BALANCE SHEET

As of June 30, 2015
(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,016
Accounts Receivable	12,507
Other Receivable	–
Inventory	12,569
30,092
LONG-TERM EQUITY INVESTMENT	–
FIXED ASSETS	139,049
INTANGIBLE ASSETS - NBV
Total	$169,141
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$69,095
Notes Payable	100,000
Taxes payable	–
169,095
LONG TERM LIABILITIES	–
TOTAL LIABILITIES	169,095

SHAREHOLDERS' EQUITY
CAPITAL STOCK
Common Stock, authorized shares 500,000,000, issued and outstanding - 418,113,715 @ PV $.001	418,113
Preferred Stock, issued and outstanding - 1,000,000 @ PV $.001	1,000
Paid In Capital	17,038,530
Deficit	(17,457,689)
TOTAL STOCKHOLDERS’ EQUITY	46
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,141

The accompanying notes are an integral part of these financial statements,

2

Trimax GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

For the Six Months Ended June 30, 2015
(unaudited)
REVENUE
Sales	$15,687
TOTAL SALES	15,687
COST OF SALES
Cost of Sales	28,650
TOTAL COST OF SALES	28,650
GROSS PROFIT	(12,963)
OPERATING EXPENSES
Administrative Expense	40,251
Selling Expense	50,236
90,487
OTHER INCOME & EXPENSES	–

PROFIT (LOSS)	(103,450)

NET PROFIT (LOSS)	$(103,450)

Deficit - Beginning of period	$(17,354,239)

Deficit - End of period	$(17,457,689)

The accompanying notes are an integral part of these financial statements,

3

TRIMAX GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2015
(unaudited)

Cash flows from operating activities
Profit/Loss from operations	(103,450)

Adjustments to cash flows from operating activities:
Amortization of goodwill	–

Depreciation of fixed assets	–

Cash flows from operating activities	(103,450)

Cash flows from investing activities:
Capital expenditures	–
Investment in inventory	4,255
Increase in accounts receivable	10,355
Increase in prepaid expenses	–
Cash used in investing activities	14,610

Cash flows from financing activities:
Increase in accounts payable and accrued liabilities	(10,729)
Decrease in paid in capital	(3,450)
Increase in loans payable	100,000
Issuance of capital stock	–

Cash used for financing activities	85,821

Net increase (decrease) in cash	(3,019)

Cash at beginning of period	8,035
Cash at end of period	5,016

The accompanying notes are an integral part of these financial statements.

4

Trimax GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS ISSUES

On June 27, 2012 a share exchange agreement between the Company represented by the EX CEO Gordon Lee and the Emry Group was concluded 35,000,000 common shares and 10,000,000 preferred shares with 10,000 to 1 were exchanged for a payment of 100,000.

A line of credit for $ 3,500,000 was secured by the company in order to seek new merger candidates.

On July 11, 2012 the company acquired 100% of the outstanding capital stock of 1719702 Ont Inc. doing business as Bayern Industries, Trimax Yachts and Magellan 1 Import/Export.

On March 16, 2015, the company issued 350 million restricted common shares to Bayern Industries to complete the merger acquisition.

May 2015, the company secured a private placement loan of 100,000$ from Emery Capital Group to help finance the operations. In June 2015, the company secured a $650,000 line of credit.

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

As of June 30, 2015 the company had no cash or cash equivalent balances in excess of the federally insured amounts.

The Company’s policy is to invest excess funds in only well capitalized financial institutions.

Earnings Per Share

The company adopted provisions os SFAS No. 128, 'Earnings per Share' SFAS No. 128 requires the presentation of basic and diluted earnings per share "EPS".

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

5

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a deficit for the 3 month period ending June 30, 2015 of - $ 103,450 . The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately toattain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently but not adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

6

NOTE 5. SHAREHOLDERS’ EQUITY

Common Stock: As of June 30, 2015 the company has 460,853,850 shares of common stock issued and outstanding as well as 1,000,000 preferred shares.

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

7

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply as the Company does not engage in mining activities. Therefore, the Company is not required to make such disclosures.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Certifications to be supplied upon request.

8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimax Corp

By:	/s/Michael Arnkvarn
Michael Arnkvarn Chief Financial Officer

Dated February 21, 2017

9