Form 10-Q
period 2015-09-30
TRIMAX CORP
filed 2017-02-21
CIK 1094651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

As of September 30, 2015, the registrant had issued 418,113,715 shares of Common Stock, par value $0.001; and had issued 10,000 shares of preferred stock, par value $0.001.

Trimax GROUP INC.

CONSOLIDATED BALANCE SHEET

As of September 30, 2015
(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,525
Accounts Receivable	5,068
Other Receivable	–
Inventory	8,695
17,288
LONG-TERM EQUITY INVESTMENT	–
FIXED ASSETS	135,299
INTANGIBLE ASSETS - NBV
Total	$152,587
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$72,569
Notes Payable	188,564
Taxes payable	–
261,133
LONG TERM LIABILITIES	–
TOTAL LIABILITIES	261,133

SHAREHOLDERS' EQUITY
CAPITAL STOCK
Common Stock, authorized shares 500,000,000, issued and outstanding - 418,113,715 @ PV $.001	418,113
Preferred Stock, issued and outstanding - 1,000,000 @ PV $.001	1,000
Paid In Capital	17,031,121
Deficit	(17,558,780)
TOTAL STOCKHOLDERS’ EQUITY	(108,546)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,587

The accompanying notes are an integral part of these financial statements,

2

Trimax GROUP INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

For the Nine Months Ended September 30, 2015
(unaudited)
REVENUE
Sales	$16,023
TOTAL SALES	16,023
COST OF SALES
Cost of Sales	33,654
TOTAL COST OF SALES	33,654
GROSS PROFIT	(17,631)
OPERATING EXPENSES
Administrative Expense	45,878
Selling Expense	37,582
83,460
OTHER INCOME & EXPENSES	–

PROFIT (LOSS)	(101,091)

NET PROFIT (LOSS)	$(101,091)

Deficit - Beginning of period	$(17,457,689)

Deficit - End of period	$(17,558,780)

The accompanying notes are an integral part of these financial statements,

3

TRIMAX GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2015
(unaudited)

Cash flows from operating activities
Profit/Loss from operations	(101,091)

Adjustments to cash flows from operating activities:
Amortization of goodwill	–

Depreciation of fixed assets	–

Cash flows from operating activities	(101,091)

Cash flows from investing activities:
Capital expenditures	–
Investment in inventory	3,874
Increase in accounts receivable	7,438
Increase in prepaid expenses	–
Cash used in investing activities	11,312

Cash flows from financing activities:
Increase in accounts payable and accrued liabilities	3,474
Decrease in paid in capital	(3,450)
Increase in loans payable	–
Issuance of capital stock	88,264

Cash used for financing activities	88,288

Net increase (decrease) in cash	(1,491)

Cash at beginning of period	5,016
Cash at end of period	3,525

The accompanying notes are an integral part of these financial statements.

4

Trimax GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS ISSUES

On June 27, 2012 a share exchange agreement between the Company represented by the EX CEO Gordon Lee and the Emry Group was concluded 35,000,000 common shares and 10,000,000 preferred shares with 10,000 to 1 were exchanged for a payment of $100,000A line of credit for $ 3,500,000 was secured by the company in order to seek new merger Candidates. On July 11, 2012 the company acquired 100% of the outstanding capital stock of 1719702 Ont Inc. doing business as Bayern Industries, Trimax Yachts and Magellan 1 Import/Export.

On March 16, 2015, the company issued 350 million restricted common shares to Bayern Industries to complete the merger acquisition. May 2015, the company secured a private placement loan of 100,000$ from Emery Capital Group to help finance the operations In June 2015, the company secured a $650,000 line of credit.

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

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. As of March 31, 2015 the Company has not formed a Stock Option Plan and has not issued any options.

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

5

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

Goodwill

Goodwill is created when we acquire a business. It is calculated by deducting the fair value of the net value of factors that contribute to greater earning power, such as a good reputation, customer loyalty. We assess goodwill of individual subsidiaries for impairment in the fourth quarter of every year, and when circumstances indicate that goodwill might be impaired.

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

6

NOTE 5. SHAREHOLDERS’ EQUITY

Common Stock: As of September 30, 2015 the company has 460,853,850 shares of common stock issued and outstanding as well as 1,000,000 preferred shares.

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

8

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

9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimax Corp

By:	/s/Michael Arnkvarn
Michael Arnkvarn Chief Financial Officer

Dated February 21, 2017

10